Form 10-Q
period 2011-08-31
RAINBOW INTERNATIONAL, CORP.
filed 2011-12-20
CIK 1522538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 -175337

RAINBOW INTERNATIONAL, CORP.

 (Exact name of registrant as specified in its charter)

Nevada	3231	None
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Rainbow International, Corp.

Pekarska 36

Brno

Czech Republic 60200.

+420 - 538880012

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER [ ]

ACCELERATED FILER [ ]

NON-ACCELERATED FILER [ ]

SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,540,000 as of December 19, 2011.

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	AUGUST 31, 2011	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 562	$ 3,100
Total Current Assets	562	3,100
TOTAL ASSETS	$ 562	$ 3,100
LIABILITIES
Loans from Shareholders	500	500
TOTAL LIABILITIES	500	500
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Deficit accumulated during the development stage	(2,938)	(400)
TOTAL STOCKHOLDER’S EQUITY	62	2,600
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 562	$ 3,100

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED AUGUST 31, 2011	FOR THE PERIOD FROM APRIL 22, 2011 (INCEPTION) TO AUGUST 31, 2011
REVENUES	$ 0	$ 0
EXPENSES
General & Administrative Expenses	2,538	2,938
TOTAL EXPENSES	2,538	2,938
NET LOSS FROM OPERATIONS	(2,538)	(2,938)
PROVISION FOR INCOME TAXES	0	0
NET LOSS	$ (2,538)	$ (2,938)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED AUGUST 31, 2011	FOR THE PERIOD FROM APRIL 22, 2011 (INCEPTION) TO AUGUST 31, 2011
Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (2,538)	$ (2,938)
Net Cash provided by (used in) Operating Activities	(2,538)	(2,938)
Cash Flows from (used in) Financing Activities
Loans from Shareholders	0	500
Sale of Common Shares	0	3,000
Net Cash provided by (used in) Financing Activities	0	3,500

Increase (Decrease) in Cash and Cash Equivalents	(2,538)	562
Cash and Cash Equivalents at Beginning of Period	3,100	0
Cash and Cash Equivalents at End of Period	$ 562	$ 562

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP.

(A Development Stage Company)

Notes to Financial Statements

AUGUST 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

RAINBOW INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 22, 2011.  Our business is the distribution of Bohemian Crystal produced in Czech Republic. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 22, 2011 through August 31, 2011 the Company has accumulated losses of $2,938.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $2,938 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of  three months or less at the time of issuance to be cash equivalents.  The Company had $562 cash and $-0- cash equivalents as of August 31, 2011.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

 Income taxes are accounted for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is May 31.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 22, 2011 (inception) to August 31, 2011.

3. COMMON STOCK

The authorized capital of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On May 27, 2011, the Company issued 3,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $3,000.

4. INCOME TAXES

As of August 31, 2011 the Company had net operating loss carry forwards of $2,938 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

On April 22, 2011 a Director had loaned the Company $75.On April 28, 2011 a Director had loaned the Company $325. On May 27, 2011 a Director had loaned the Company $100.

As of August 31, 2011 total  loan amount was $400. The loan is non-interest bearing, due upon demand and unsecured.

On May 27, 2011, the Company sold 3,000,000  shares  of  common stock at a price of $0.001 per share to its director.

6. SUBSEQUENT EVENTS

For the period from September 23, 2011 to November 21, 2011 the Company issued 540,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $21,600.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

Our Company was incorporated in the State of Nevada on April 22, 2011.Our business is the distribution if Bohemian crystal produced in Czech Republic to Europe and North America.  We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Supply Agreement, dated June 30, 2011, with Autodily Rachot S.R.O., a Czech Republic limited liability company (“Autodily Rachot”), which is an established distributor of Bohemian crystal.  Autodily Rachot is a large and well-established supplier and distributor of Bohemian crystal of almost any kind in the Czech Republic.

We will distribute our crystal in the European and North American markets to both retail and wholesale customers.  We do not intend to store inventory for any period of time.  The orders will be shipped to the customers depending on customers’ requests.   Customers will be responsible for the custom duties, taxes or any other additional charges that might incur.  All shipments will be 100% insured for the value of the shipping, and the insurance cost for risk of damage or loss will be customers’ responsibility.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED AUGUST 31, 2011 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 22, 2011) TO AUGUST 31, 2011

Our net loss for the three month period ended August 31, 2011 was $2,538  compared to a net loss of $2,938 during the period from inception (April 22, 2011) to August 31, 2011. During the three month period ended August 31, 2011, we did not generate any revenue.

During the three month period ended August 31, 2011, we incurred general and administrative expenses $2,538 compared to $2,938  incurred during the period from inception (April 22, 2011) to August 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,000,000 for the three month period ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2011

As at August 31, 2011, our current assets were $562 compared to $3,100 in current assets at May 31, 2011. Current assets were comprised of $562  in cash. As at August 31, 2011, our current liabilities were $500. Current liabilities were comprised of $500 in loan from Director.

Stockholders’ equity was $62 as of August 31, 2011 compared to stockholders’ equity of $2,600 as of May 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2011, net cash flows used in operating activities was $2,538 consisting of a net loss of $2,538. Net cash flows used in operating activities was $2,938 for the period from inception (April 22, 2011) to August 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2011 we have not generated any cash flows from financing activities.  For the period from inception (April 22, 2011) to August 31, 2011, net cash provided by financing activities was $3,500 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of August 31, 2011, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINBOW INTERNATIONAL, CORP.
Dated: December 19, 2011	By: /s/ Vladimir Bibik
Vladimir Bibik, President and Chief Executive Officer and Chief Financial Officer