Form 10-Q
period 2012-02-29
RAINBOW INTERNATIONAL, CORP.
filed 2012-03-22
CIK 1522538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,540,000 as of March 21, 2012.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	4
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures	14

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 29, 2012	MAY 31, 2011
ASSETS
Current Assets
Cash	$ 349	$ 3,100
Prepaid expenses	5,281

Total Current Assets	5,630	3,100
TOTAL ASSETS	$ 5,630	$ 3,100
LIABILITIES
Loans from Shareholders	4,000	500
TOTAL LIABILITIES	4,000	500
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,540,000 (3,000,000 shares issued and outstanding as at May 31, 2011	3,540	3,000
Additional paid-in-capital	21,060	-
Deficit accumulated during the development stage	(22,970)	(400)
TOTAL STOCKHOLDER’S EQUITY	$ 1,630	$ 2, 600

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 5,630	$ 3,100

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED FEBRUARY 29, 2012	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 22, 2011 (INCEPTION) TO FEBRUARY 29, 2012
REVENUES	$ 0	$ 0	$ 0
EXPENSES
General & Administrative Expenses	19,220	22,570	22,970
TOTAL EXPENSES	19,220	22,570	22,970
NET LOSS FROM OPERATIONS	(19,220)	(22,570)	(22,970)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (19,220)	$ (22,570)	$ (22,970)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,540,000	3,255,237

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 22, 2011 (INCEPTION) TO FEBRUARY 29, 2012
Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (22,570)	$ (22,970)
Prepaid expenses	(5,281)	(5,281)
Net Cash provided by (used in) Operating Activities	(27,851)	(28,251)

Cash Flows from (used in) Financing Activities
Loans from Shareholders	3,500	4,000
Sale of Common Shares	21,600	24,600
Net Cash provided by (used in) Financing Activities	25,100	28,600

Increase (Decrease) in Cash and Cash Equivalents	(2,751)	349
Cash and Cash Equivalents at Beginning of Period	3,100	0
Cash and Cash Equivalents at End of Period	$ 349	$ 349

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP.

(A Development Stage Company)

Notes to Financial Statements

FEBRUARY 29, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

RAINBOW INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 22, 2011.  Our business is the distribution of Bohemian Crystal produced in Czech Republic. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 22, 2011 through February 29, 2012 the Company has accumulated losses of $22,970.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $22,970 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of  three months or less at the time of issuance to be cash equivalents.  The Company had $349 cash and $-0- cash equivalents as of February 29, 2012.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 22, 2011 (inception) to February 29, 2012.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On May 27, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

For the nine months period ended February 29, 2012 the Company issued 540,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $21,600.

As of February 29, 2012 there were 3,540,000 shares of common stock issued and outstanding.

4. INCOME TAXES

As of February 29, 2012 the Company had net operating loss carry forwards of $22,970 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

On April 22, 2011 a Director had loaned the Company $75.On April 28, 2011 a Director had loaned the Company $325. On May 27, 2011 a Director had loaned the Company $100. On January 9, 2012 a Director loaned the Company $3,500.

 As of February 29, 2012 total  loan amount was $4,000. The loan is non-interest bearing, due upon demand and unsecured.

On May 27, 2011, the Company sold 3,000,000 shares of  common stock at a price of $0.001 per share to its director.

6. PREPAID EXPENSE

As of February 29, 2012 the Company had $5,281 in prepaid expenses paid to Transfer Agent for 12 months Premier Service plan.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2012 through March 20, 2012 the date whereupon the financial statements were issued, and has determined that there are no items to disclose.

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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 22, 2011) TO FEBRUARY 29, 2012

Our net loss for the nine month period ended February 29, 2012 was $22,570  compared to a net loss of $22,970 during the period from inception (April 22, 2011) to February 29, 2012. During the nine month period ended February 29, 2012, we did not generate any revenue.

During the nine month period ended February 29, 2012, we incurred general and administrative expenses $22,570 compared to $22,970  incurred during the period from inception (April 22, 2011) to February 29, 2012. General and administrative and professional fee expenses incurred during the nine month period ended February 29, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,255,237 for the nine month period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012

As at February 29, 2012, our current assets were $5,630  compared to $3,100 in current assets at May 31, 2011. Current assets were comprised of $349  in cash and $5,281 in prepaid expenses. As at February 29, 2012, our current liabilities were $4,000. Current liabilities were comprised of $4,000 in loan from Director.

Stockholders’ equity decreased from $2,600 as of May 31, 2011 to $1,630 as of February 29, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2012, net cash flows used in operating activities was $27,851 consisting of a net loss of $22,570 and prepaid expenses of $5,281. Net cash flows used in operating activities was $28,251 for the period from inception (April 22, 2011) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine  month period ended February 29, 2012 net cash provided by financing activities was $25,100.  For the period from inception (April 22, 2011) to February 29, 2012, net cash provided by financing activities was $28,600 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of February 29, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RAINBOW INTERNATIONAL, CORP.
Dated: March 21, 2012	By: /s/ Vladimir Bibik
Vladimir Bibik, President and Chief Executive Officer and Chief Financial Officer