Form 10-K
period 2012-05-31
RAINBOW INTERNATIONAL, CORP.
filed 2012-09-12
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-175337

RAINBOW INTERNATIONAL CORP.

(Exact name of registrant in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

Besiktas Emiran CAD. Naki Cendere Apt. No. 88/4, Istanbul, Turkey

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (+ 90) 212 258 3495

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 12, 2012 was 3,540,000 shares of its $.001 par value common stock and subscriptions payable for 4,707,508 common shares.

No documents are incorporated into the text by reference.

Rainbow International Corp.

Form 10-K

For the Fiscal Year Ended May 31, 2012

PART I

ITEM 1.   BUSINESS

We are a mineral exploration company. We intend to pursue an exploration program to continue the exploration and development of the mineral claims described below with a view to establish sufficient mineral-bearing reserves.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits.

On July 31, 2012, the registrant acquired all of the member interests of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise (“Aslanay”), from Aslan Ozer, its sole member, for 2,500,000 common shares of the registrant.

Aslanay was established and registered in April 2012 with offices located in Istanbul, Turkey.  Aslanay is a mineral exploration company engaged in the acquisition and development of gold, silver, lead, zinc and graphite.

Aslanay, now a wholly owned subsidiary of the registrant, has acquired mineral licenses for seven properties located in Turkey from the Republic of Turkey Ministry of Energy and Natural Resources.  The licenses provide for the following:

1 year pre-exploration

2 years general exploration

4 years detailed exploration

CNI 43-101 compliant technical reports are currently being completed for all exploration licensed properties.  Field and surface samples from all properties are currently being analyzed at Acme Labs in Vancouver, Canada.  Aggressive drill programs will be implemented immediately following results of the CNI 43-101 compliant technical reports and Acme Lab analysis.

Kayseri Field

On May 19, 2012, we acquired the license to explore a 144,39 hectare plot of land in the Kayseri province, the district of Deli Aliuşağı and Yahyalı Village, Avluğa ward and over Zamantı river to search for lead, zinc, copper, silver, and gold.  According to the license, we have the rights to the land.  We have information about the former holders of the property, but we do not have any information about the operations held on the land by the ex-license holder of the property.

The property is a field located in Kayseri province, district Deli Aliuşağı and Yahyalı Village, Avluğa ward and over Zamantı river. Around the property, there is a slightly undulating, low-relief topography. In general, the North South trending ridges are there and rarely have a single sharp peak. These have elevations between 1600-1800 meters. In fact, mostly in the South, such as the altitude of the valley base 900 meters measured in River Zamantı. From North to South River region as the main drainage network has layer consists of the river, and east-west, with combined arms. Valley of river, especially on the western slope (between 900 and 1750 m) up to approximately 800 m difference in a code which has a relatively high inclination. The licensed property Dumbere Tepe 1775 meters North West, north Türbe Peak 1855 meters, 1831 meters south-west of the main hill crests Elmaçukuru, are important.

The following is a small scale map showing the location and access to the property:

Geology and Mineralization:

Tectonic units around Kayseri Turkey, in terms of the general geological position is located in Central Taurides Tectonic Unity. Lithological units cropping out around the main features of Kayseri, from youngest to oldest in the stratigraphic sequence can be summarized as follows:

Litho-stratigraphy:

Formation of Jurassic-Lower Cretaceous Karanfiltepe formation, chert and shale, Olistrostrom Kızılcadağ Cretaceous Upper Cretaceous ophiolitic melange and ophiolite of Pozanti-Karsantı and formation of Lower-Middle Miocene aged limestone Karaisalı elements of the main lithology.

Karanfiltepe Formation (JK)

This unit is exposed in the land south and southeast of the town of Kayseri-Yahyalı. On the gray-colored medium-to thick-bedded dolomitic limestone, bedded chert is intermediate. Cherts green, black, colored, fine-medium sheets. Observed an alternation of shale and chert in the upper levels of the unit. Gray shales, thin bedded, instable and dispersible.

Ophiolitic melange and Olistrostrom Kızılcadağ (KQ)

This unit is located Eskibağ exposed in the south east of the town of Kayseri-Yahyalı. Formation has a community of; serpentinite, radiolarite, chert, limestone, cherty limestone, a rock composed of dunite and harzburgites. Induced alteration in the clay horizons observed in the unit. The uppermost part of the dunite, harzburgite, serpentine and limestone blocks are scattered within the volcano.

Ophiolite Pozanti-Karsantı (K2)

Pozanti-Karsantı covers large areas of the eastern side of the group known as ophiolite. In our area is divided into four sub-units of this group. The ophiolites consist of peridotite. This complex occupies large areas east of the area between Ulupınar-Çamlıca. Karasivri peak and Karadeğer Peak give mostra. The four major sub-unit as the dominant lithology dunites, peridotites (Hartzburgit, pyroxenite, Hiperstenit, pyroxenite, Hornblendite etc.), consists of serpentinite and Gabbro-gneiss.

Formation Karaisalı (N1)

This unit is the youngest lithologic unit Karaisalı Formation cropping out in the field. All (Lower-Middle Miocene) Formation Karaisalı white-cream colored, fine-grained limestone interbedded pyroclastic material and silt / sandstones. This formation is dominated by limestones and sediments carstic. Mid-northern and western parts of the site, this unit crops out extensively. Around Elmaçukuru Peak, Dümbere  Peak and Zebil Mountain have disconformity over older units with large areas. Outcrops to the west of the site has gradually expanding including mostra.

Geology of Licenced Property

Property in line with the long axis north-south width of approximately 400 hectares. Extend across the valley of Zamantı River, creek, river erosion and steep drop in the valley, covering large areas of the region under the old Miocene limestone units (JK, and KQ) is also significant outcrops and has opened higher. Forming the base of these limestones and dolomites of the Jurassic-Lower Cretaceous Karanfiltepe Formation, central and northern parts of the crop area. North West or inclined thick layers stacked in parallel form.

The second unit Cretaceous (KQ) Kızılcadağ ophiolitic melange, together with the widespread ophiolitic lithology, Jurassic-Lower Cretaceous limestone blocks and fragments of all sizes, including carbonated and altered again, depending olistostroms matrix is composed of serpentine. South and middle areas are exposed in the western slope of the license area.

Exposed in the third field (the youngest), lithological units Karaisalı Lower-Middle Miocene Formation. The formation of white-cream-colored limestone interbedded fine-grained material and silty sandstones. Especially in the upper levels are exposed on each side of the license area. Parallel-bedded limestone and consists of nearly horizontal or slightly inclined(North-West).

Mineralization in the field:

And mineralization in the vicinity of the site is expected in two different modes. These ophiolites and Karaisalı Formation of Lower Cretaceous limestones of Kızılcadağ units. Ophiolite Complex, chromite and iron oxide occurrences in the widely observed. Chromite in serpentinite-dunite veins, discontinuous veins from place to place or layered dunite have been disseminated chromite occurrences in question. Ni and Cd compounds in the chromite occurrences are expected to take place on the economic limit. Chromite occurrences fracture surfaces (mechanical crushing in spots) were observed between. In other ones overlay-ultrabasic rocks of mineralization in many places within or overlying limestone unit located at the base of this lateritic iron oxide mineralization and alteration associated with the formation of compounds that are connected like gold, etc.. Dynamo-thermal metamorphism and mineralization in both the common product of tectonic pressure. The ophiolitic complex units (they are exposed in the field along the Zamantı Valley), chromite, limestone, while in the Pb, Zn, depending on their Gold and Silver will be searched

Artvin

On April 26, 2012, we received the license to a 1969.2 hectare plot of land.  We will be exploring the land for lead, zinc, copper, silver, and gold.  We were granted the right to deal with the site following our application to the General Directorate of Mining Affairs.  We do not have any information about whether or not there is any party who received license for the subject site and, if there is, what works they carried out in respect to the site.

The application site is located on the boundary of Artvin Ardahan, 86 km east of Artvin and 21 km east of the sub-province of Savsat, between Kirasli and Karakoy villages, and 1 km north of D10 Ardagan-Artvin highway

The following is a small-scale map of the location and access to the property:

Geology and Mineralization

The site that is the subject of this study is located 86 km east of Artvin and 21 km east of Savsat sub-province.  It is located on the utmost elevations of the local topography in the east of Kirazli and Karakoy villages.

The licensing site is located at the north-east Anatolia, of the turkey-Iran Volcanic Plateau (TIVP).  This plateau covers vast territories comprising the Eastern Anatolia-Southern Caucasus north-west of Iran.  Its mean elevation is 2000 m.  It consists of two lithology units representing the basaltic vocanic products formed as a result of Island Arc Volcanism and thickening Continental Crust developed in the course of collision of the Arabian plate with the Eurasian plate along the Bitlis Suture zone.  The site and its surrounding are located on the north west edge of this plateau.

The deep foundation of the Turkey-Iran Volcanic Plateau consists of Tertiary and Mesozoic Formations older than mid-Miocene.  This foundation sustained deformation by the Northern and Eastern Anatolian Fault zones and their branches which occurred in the course of Continent to Continent collision still continuing at the beginning of the upper-Miocene-Pliocene and formed an erosional topography with high relief.  Two large volcanic units were placed discordantly on this topography.  These are the upper-Miocene-Pliocene Plandoken Formation at the bottom and the Pliocene-Quarternary Kargapazari Formation on the top.  The older one consists of calc-alkaline andesite basalts and the younger one of alkali basalts.

The pre-mid-Miocene foundation below this volcanic plateau is comprised of the lower-Cretaceous-mid-Miocene formations of the Anatolian and Pontide Tectonic units.  Commonly found all over the Eastern Anatolia, these units are the lower-Cretaceous carbonate sequence, the upper-Cretaceous Flych and Carbonate sequence, the upper-Cretaceous Ophiolite Compex, the Eocene Flych and Andesitic Volcanism, the Oligocene-lower-Miocene lagoon and lake sediments (evaporties).  This foundation extends from Anatolia to eastern Caucasus and via Nagorno-Karabagh into inlands of Iran with the same quality.

Eocene – lower-Cretaceous Foundation

At the surrounding areas of the licensing site, there are two important formations belonging to this foundation, below the thick upper-Miocene-Quaternary volcanic layers.  These are mid-Eocene old Clastic sedimentary sequence and the upper-Eocene Andesite Volcanic layers.  These two formations cover vast areas in North East Anatolia at the vicinity of Narman, Oltu and Olur and continue along the deep foundation of the site.

The mid-upper-Eocene Andesitic Volcanic Layers (island arc volcanism).  This unit is of the nature of volcanic are dominated by andesite which continues along North East Anatolia-Karabagh-North West Iran.  They are called the Island Arc Andesite.  Calc-alkaline and shoshonitic have petro-chemical characteristic.  It is a developed volcanic product associated with submergence of the base of the Tetis ocean underneath the Pontides Rocks such as andesite, trachyte, latit, trachy-andesit, phonolite, etc. are dominant.  The Island Arc andesitic vulcanite is one of the most important lithological elements of the deep foundation on the regional scale.

Mid-Eocene Clastic Carbonate Sedimentary Units (Tepekoy Sedimentary Formation)

It surfaces in NW outside the licensing site.  The clastic sedimentary serial comprises intermediate volcanic-sedimentary (like tuffite, etc.) layers.  The carbonate serial contains intermediate sandy limestone and grey silt/clay additives.  Both units contain basalt and diabase dyke and sill network.  Narrow, tight bends have been formed under the per-collision pressure tectonic.  The dominant bend axis direction is DKD-BKB.  Overturned bends and overlapped structures here and there indicate that the pressure was active from the north to the south.  The Eocene flych and carbonate sequence is a product of continental-slope sedimentation.  There are also members of olistostrome character in the upper layers of the carbonate sequence on local scale.

Volcanic Cover

There are thick volcanic units, formations with two distinct petrochemical characteristics, with Palandoken Volcanite at the bottom and Kargapazari (Yalnizcam) Volcanite on the top, occupying vast areas on and around the licensing site.

The upper-Miocene-Pliocene old calc-alkaline andesite basalts (Palandoken Formation):

Dominant lithology consists of andesitic basalt lava and pyroclastic streams.  Structural elements were broken down by conjugated fault pairs developed under the North-South pressure tectonic and small basins have been formed between the volcanic cones.  Erzurum fault zone and Posof fault zone took active part in the structural deformation.  In this unit, lava and pyroclastic flows were from the volcanic centers (volcanic cones).  A number of volcanic cones in the Eastern Anatolia belong to this formation.  Pyroclastic flows get thicker as the distance from the outlet center increases.  Even mostly pyroclastic streams, streams such as tuff, volcanic ash, lapilli, ignimbrite, which accompanied the sedimentation that continued at that time, have settled as intermediate layer within the basin.  Lava and pyroclastic rocks, such as andesitic basalt, vitreous basalt, dacite here and there, etc. are dominant.

Pliocene-Quaternary old alkaline basalts (Kargapazari Formation):

This formation consists of fissure eruption volcanic rocks having the alkali geochemical affinity of Kargapzari (Erzurum-Kars plateau) which has taken its place in the geology literature as Plateau Basalts.  In terms of structure, its horizontal compartments in the form of near tables or cut by active faults are in semi parallel thick layers with slight gradient (5-8) degrees).  As they are products of fissure eruption with low viscosity, they have been spread to vast areas.  They have a topography in the form of a shield or a table (with smooth top surface), rather than volcanic cones.  Alkali basalt is the dominant lithology.  But there are also lava and pyroclastic flows with vitreous matrix, such as vitreous basalt, and-basalt, rhyolite, dacite, perlite, etc.  Pyroclastic flows are much thicker than lava flows.  Pumice, perlite, obsidian, basalt glass, rhyolite, glass, glassy trachyte-andesite are typical lithology characteristic.

In the foundation of the site, especially in the NW section, there are Eocene Sedimnetary and Volcanic Units and on top of it, there are two volcanic units heaped on disconformity surface.  These two volcanic formations cover the broadest areas at the site.  Almost the whole area of the site is covered with these two volcanic units.

Structure-Tectonic

Eocene-Cretaceous foundation has a structure in very thick sedimentary – volcanic layers, with overlapping surfaces with narrow, tight bends, tilted over to south, placed on relatively younger units.  Anticlinals-synchlinals which have high wing gradients with E/NE-W/SE axis extension in general were broken down by Oblique Faults.  The fault surfaces were filled with diabase and/or basaltic dyke and sill network.  Above this foundation, upper-Miocene-Quaternary Volcanics were placed with DISCONFORMITY on erosion surface on severe relief comprising of deep canyon valleys and sheer slope ridges formed by rising in tectonic episode and NS compression developed in the course of mid-Miocene.

Volcanic units have different ages and structural elements.  The lower unit was cut by volcanic cones and the flows by active conjugated faults (NE-SW left-lateral and NW-SE right-lateral faults).  The tectonic elements with SW extension are Reverse Faults and Overlapping surfaces, like Horasan-Sarikamis fault and 1983 Earthquake Overlapping.  Apart from these, tensional fractures in the direction of North-South are one of the important tectonic elements in the region.  This type of fractures and cracks played the role of main canal in the elevation of the last era (Pliocene-Quaternary) volcanism Yalnizcam-Ardahan plateau has occurred as a result of eruption through such opening cracks in the direction of North-South.  The plateau basalts on the utmost layer are the plainest units in terms of structure.  A structure in the form of a plate (mesa), of which near horizontal edges or edges slightly inclined in the direction of E and SE are bordered with steep cornices, is dominant.

Between these two volcanic units, disconformity surfaces in many places and angular unconformity surfaces in some places are observed.  Obsidian, basalt and rhyolite glassy material is found frequently in this glassy structure.

Mineralization at the Surveyed Site

In general, emergence of metallic minerals in the North East Anatolia has original connection with the development of East Pontide Batholith and Old Cretaceous-Eocene-Miocene volcanics and active fractures systems.  It is known that there are Pb-Zn-CU zones covering vast areas in the surroundings of batholith.  It has been found that as the distance increases outward, a systematical differentiation (zoning) in terms of metal composition occurs.  This type of ore formation is a product of hydrothermal intrusions and their secondary enrichment.  Our site is located in the east of the batholith, within such a zone.

As another mineralization mode, metal emergences have been found recently in the upper-Miocene-Quaternary volcanics.  Young lava flows have settled with the same quality and geochemical composition on wide areas within the site.  Preliminary observations indicate that the metal content can be at economic levels.

A third heavy metal emergence is the lens-shaped reserves protected as placer deposits within the detrital sediments.  Such formations are observed on wide volcanic land at the intersections of drainage nets and mostly in lake-stream sediments.  Gole, Ardahan and Posof basins have occurred within the volcanic plateau.  Also Aras and Coruh deposits are considered promising in terms of placers.

Petrographic and geochemical characteristics of the volcanic units surfacing at our site are congruent with the mineral emergence in these three different modes.  After obtaining of the exploration license, a detailed study will be made.

Gumushane

On July 5, 2012, we received the license to 218,83 hectares of land located 12 km sout-west of the centrum of Gumushare, in the south of Dortkonak Upland.  It is on Sorderenintasi Hill at an altitude of 2175 m.  A topography which is slightly wavy at altitudes varying between 1620 m and 2230 m, slightly incined to various directions has developed on the surface of the terrain.  It has the highest elevation compared with the surrounding areas.  It is located between Dortkonak village in the north-west, Aksu village in the south-west and Camli village in the east.

In terms of the general geologic position, the surrounding of Gumushane has the characteristics of the tectonic unit of the Eastern Black Sea.  Old granitoids, pre-cretaceous volcanism, lower-Tertiary calc-alkaline island arc volcanism and cretaceous limestone are main lithology elements.

We intend to explore Copper-Lead-Zinc sulfide complex at the site.  The ore is expected to be in the form of hydrothermal alteration and secondary enrichment.  Existence of Au and Ag in such media has great potential.  Indeed, there are veins containing Au and Ag in the north and east of the site.  The Eastern Black Sea Mountains (Eastern Pontides) are one of the richest regions of the country in terms of metal sulfides.  Detailed mineralogical and geochemical analyses of the samples taken will be done depending on the demand of the market.

The following is a small-scale map of the location and access to the property:

Geology and Mineralization

In terms of the general geologic position, the surrounding of Gumushane has the characteristics of the tectonic unit of the Eastern Black Sea.  Old granitoids, pre-cretaceous volcanism, lower-Tertiary calc-alkaline island arc volcanism and cretaceous limestone are main lithology elements.  Basic characteristics of the lithology units outcropped in the surrounding of Gumushani can be summarized as follows from the oldest to the youngest in the stratigraphic order.

Lithostratigraphy:

The oldest unit is the Upper Paleozoic Gumushane Granitoids.  This formation covers vast areas in the Eastern Black Sea region.  It forms the deep foundation in the surrounding of Gumushane.  Especially in the south of Gumushane-Kale line, granodiortie, granitoids, quartz diorite and similar rocks in grey, reddish brown, light grey, etc. colors are dominant lithology.  Large holocrystalline texture and massive structure is dominant.

Pre-cretaceous (Jurassic) volcanics:

This unit outcrops on broad areas along Kirikli-Yenikoy line in the southern areas of Gumushane.  The formation consists of spilitic cushion basalts, basaltic andesite and similar rocks.  Very thick pyroclastic and lava flows exist as submerged volcanism product in semi-layered structure.  A crystalline texture in dark green, black, dark brown and grey color in mid-thin size is dominant.  Pyroclastic flows (agglomerates) cover thicker and wider areas compared with lavas.  Diabase and dacitic dyke-sill network in this unit is observed more frequently in some areas.

Early Cretaceous Neritic Limestone:

This formation surfaces in the terrain in Gumushane-Kale corridor and in the southern parts of Torul.  It has precipitated discordantly on a very faulty topography developed at the beginning of the cretaceous era.  A carbonated sequence in thickness reaching 400 m, where dark grey and beige colors are dominant, silica layers in light color, and boudinage structure at the upper levels of the sequence have been observed in the area.  Also silt, thin mudstone, sandy limestone, and thin sandstone exist in the limestone as intrusion bodies.

Mid-Eocene Andesite:

The second largest volcanism in Gumushane region is represented by mid-upper Eocene old andesitic volcanic rocks.  They surface on very broad areas in the north of Kale-Gumushane line.  It has a lithology consisting of lava and pyroclastic flows such as andesite, basaltic andesite, trachyte-andesite etc. composite.  In terms of geochemistry, it has the characteristic of calc-alkaline and shoshonitic and represents the Island Arc volcanism.

Apart from these four units, there are Pliocene lake-stream sediments, relatively in local sizes, as lithostratigraphic elements and contemporary alluvium on valley floor as the youngest units.

Geology of the Licensing Site:

At the licensing site and its near vicinity, two of the units surfaced dominantly in the region, of which basic lithological characteristics are summarized above, outcrop.  These are granitoids and old volcanic complex.

Granitoids occur at the bottom and mostly in the south of the site.  It is a magmatic unit in grey-brown color, having a massive structure, sustained excessive alteration.  Its fracture and crack system has been filled completely with silica.  At the advanced phase of alteration, kaolination process has started in feldspars.  The pre-cetaceaous volcanic complex forms the foundation in greater part of the site.  It continues toward north, growing broader.  Andesite forms the dominant lithology.  Andesite, basaltic-andesite, trachytic andesite and lava and pyroclastic flows in calc-alkaline character of this class, in dark color with varying shades, are the dominant rock types of this formation.  Alteration has developed in parallel with the fracture system.

These two units form the foundation at lower levels at the site.  Upper levels are represented by Pliocene detrital sediments.  Within the clay-rich sedimentary sequence in dark color, there are also intermediate lignite layers at the upper levels.  Below this detrital-carbonaceous serial in thickness of approximately 50-70 m, there is a sequence with clay and marl alternate in light grey-white.  Total thickness of the sediment varies between 110 and 130 m.  At the bottom of these, there is common foundation consisting of magmatic and volcanic units.

Mineralization at the Site:

The site and its surrounding lies on an ore zone extending along Ordu – Giresin – Gumushane – Artvin with approximately east-west axes.  This zone of the Eastern Black Sea Mountains (Eastern Pontides) is one of the richest regions of the contry in terms of metal sulfides.  It is quite plain in terms of geologic units and structural elements.  The Rize Batholith (granite and granitoids) is the essential source in the formation of the ore.  Ore formation has continued during rising of this very large regional scale magmatic mass (during Island Arc-Continent collision) and afterward.

Corum

On July 5, 2012, we received the license to a site located approximately 100 km north-east of Corum between Osmancik and Tosya at a distance of approximately 40 km to Tosya in the south of E80 Samsun-Istanbul Highway.  The license site is a land in rectangular shape, comprising both sides of Kizilirmak valley in the south (outside) of Kastamonu-Kargi Basin.  It is located in approximately 10 km south-east of the point where the River Kizilirmak makes an elbow and where the Devrez Stream joins with the River Kizilirmak.

Geology and Mineralization

The lithological units outcropping at the site and its near vicinity consist of mid-late Mesozoic old Metasedimentary and Tertiary Volcanic units.

Lithostratigraphy

The Lithostratigraphy units can be summarized as follows from the old to the young:

The oldest unit is the Triassic-Jurassic old Bekirli Formation.  The unit comprising of Metasedimentary Phyllite, Schist, Calc-schist, Metagabbro, Metaserpentine, Slate layers, meta-diabase and occasionally marble blocks is the widest outcrop (map symbol: TJb).  Quartz and mica-rich metasandstone-phyllite, basic magmatite and volcanic origin detrital rocks are dominant lithology.  The dominant mineral in metasandstones and phyllites is quartz, followed by muscovite.  Apart from them, there are chlorite, garnet, tourmaline, graphite, albite and opaque minerals.  There are ophiolite origin blocks (metaserpentine, metadiabase, metagabbro) gradually increasing toward the upper elevations of this formation.

The second unit consists of Triassic-Jurassic old Marbles within the same formation which outcrop on the SW edge section (map symbol: TJbm).  Marble and Calc-schist layers are in large blocks here and there.  They are hard, coarse crystals in white and grey colors.  Intermediate calc-schist additives are in thin layers with micritic texture.

Tertiary (-Paleocene/mid-Eocene) Meryemdere Formation.  Detrital sedimentary layer sequence.  The sequence containing flysch-type pebble conglomerate, sandstone, silt/clay layers, mudstone, marl and shale (map symbol: Teme).  This formation outcrops on broad areas in the east and south-east of the licensing site.

Comglomerates have poor srting, weak cementing and medium rounding.  Within very thick layers, sandy clay intermediate bodies continuous toward upper levels with increasing thickness.  Conglomerate layers grow thinner and gradually turn into meandering stream lenses.  Cross layering has commonly developed in sandstone.  Sandstone/siltstone and marl alternation becomes dominant in upper layers.  Limestone occurs in intermediate bodies with increasing thickness and frequency.  The Meryemdere Formation has placed discordantly on the allchthonous formations in the region.  There are locations where thickness of this formation exceeds 300 m.  It started with precipitation in fluvial medium at the base, and precipitation continued increasingly in shallow and deep marine medium.  Volcanic origin clasts become dominant toward upper levels.  Indeed, the formation is covered with volcanics at the upper level.

Tertiary (-mid/upper Eocene) old Beynamaz Formation Volcanics (map symbol: Temeb) consist of Andesitic basalt, andesite flows, thick agglomerate, ignimbrite and tuff layers.  Volcanic sedimentary intermediate layers outcrop in the east and sout of the site.  Ignimbrite and tuffs are more dominant across the unit.  Accodring to the mineralogical and geochemical data, the Beynamaz Vocanics have the characteristic of island are volcanism.  Total thickness is around 500 m.

The youngest unit consists of alluvial material precipitated at the bottom of and around the Kizilirmak valley.  Consisting of quaternary and contemporary old sediments, this unit contains clay material which contains high organic ingredient which precipitated in marchy medium besides the braided stream medium.

Quaternary old alluvial units exist in three different lithologies at the bottom and slopes of the balley.  These have been symbolized as Slope Was (Qym), Alluvial Fun (Qay) and stream alluvial material (Qal).

Structural Geology

The most important element which is dominant in the geologic structure of the site is the structure consisting of parallel metasedimentary and volcanic sedimentary layers which is uniformly inclined at an angle of 25-30 degrees toward west and south west.  The North Anatolian Fault Zone begins immediately from the south edge of the site.  The north border is very near the NAF zone.  Here, the Kargi Neocene basin is a seismoactive precipitation area developed within the NAF zone.  Right-lateral fault in dominant within the NAF zone.  A number of synthetic fault surfaces which join with the main fault have been active within the licensing site.  Here, the overall direction is N50 W and the movement mode is left-lateral diagonal.  A number of faults having this characteristic have played roles in the establishment of the existing course of the River Kizilirmak.

A conjugated set consisting of right-lateral faults with fracture surfaces in the direction of NW-SE and of left-lateral faults with fracture surfaces in the direction of NE-SW is active.  These faults have been active in the formation of the topography with high relief.  Also, the course of the River Kizilirmak has been controlled by this tectonic configuration.

The faults crisscrossing within the site have forced the River Kizilirmak to make an elbow.  Karakoy village is located on the NW edge of a small local basin developed in the north of this elbow.  The directions of the fault and the layer are almost the same: NW-SE.

When a detailed mineralogical and geochemical study is made, information about the grade and reserve will be obtained.

Mineralization at the Site

As economic mineral emergence at the site, Graphite layers have been found on Obek Hill across Karakoy village, at a distance of approximately 1 km (on the south edge of the Kizilirmak valley).  Thickness of the graphic layer, containing black slate and schist as intrusion bodies, varies between 3-4 cm and 15-20 com.  The rate of active carbon is at economic level (20-25%).  It is considered appropriate for enrichment.  In view of its total thickness and lateral continuity, the actual reserve will be determined through detailed geological, geochemical and geophysical studies to be carried out at the site after granting of the license.  Apart from this, there are metamorphic minerals and marble formation at the site.

Competition

Metal prices may be unstable. The mining industry in general is intensely competitive and there is no assurance that, even if commercial quantities of a mineral resource are discovered, a profitable market will exist for the sale of it. Factors beyond our control may affect the marketability of any substances discovered. The price of various metals has experienced significant movements over short periods of time, and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for metals are affected by various factors, including political events, economic conditions and production costs in major producing regions. There can be no assurance that the price of any metal will be such that our properties can be mined at a profit.

Government Regulations

Mineral exploration operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations. The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry. Mineral lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee’s operations, and may also be subject to liability for pollution damages. We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant shares the executive offices of its subsidiary that consist of 1850 square feet and are located at Besiktas Emiran CAD. Naki Cendere Apt. No. 88/4, Istanbul, Turkey.

ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the registrant.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The registrant began trading publicly on the NASD Over the Counter Bulletin Board on December 9, 2011 under the symbol "RNBI".

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
12/31/11	0.00	0.00
3/31/12	0.00	0.00
6/30/12	0.00	0.00

b)  Holders.  At August 31, 2012, there were approximately 14 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

On May 15, 2012, the registrant authorized the issuance of 2,207,508 common shares to Aslan Ozer for $264,867 in cash.    Mr. Ozer is the brother of Emine Ozer, the majority shareholder of the registrant.  As of August 31, 2012, the common shares had not yet been issued.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  Demand for the Company's products are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from our mining operations in the future, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from the sale of our products and services, as well as the private sale of our stock.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Capital and Source of Liquidity.

For the year ended May 31, 2012 and 2011 and for the period from April 22, 2011 (inception) to May 31, 2012, we did not pursue any investing activities.

For the year ended May 31, 2012, we received proceeds from sale of common stock of $21,600, stock subscriptions of $264,867, and advances from shareholder of $5,060.  As a result, we had net cash flows from financing activities of $291,527 for the year ended May 31, 2012.

For the year ended May 31, 2011, we received proceeds from sale of common stock of $3,000 and advances from shareholder of $500.  As a result, we had net cash flows from financing activities of $3,500 for the year ended May 31, 2011.

For the period from April 22, 2011 (inception) through May 31, 2012, we had proceeds from sale of common stock of $24,600, stock subscription of $264,867, and advances from shareholder of $5,560.  As a result, we had net cash flows from financing activities of $295,027 for the period from April 22, 2011 (inception) through May 31, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations

For the period from April 22, 2011 (Inception) through May 31, 2012, we did not receive any revenues.

For the year ended May 31, 2012, we had legal and professional fees of $44,545, travel expenses of $1,800, and other general and administrative expenses of $90.  As a result, we had net loss of $46,435 for the year ended May 31, 2012.

For the year ended May 31, 2011, we had other general and administrative expenses of $400, resulting in net loss of $400 for the year ended May 31, 2011.

For the period from April 22, 2011 (inception) through May 31, 2012, we had legal and professional fees of $44,545, travel expenses of $1,800, and other general and administrative expenses of $490.

For the year ended May 31, 2012, we had general and administrative expenses of $46,435.  These expenses consisted primarily of legal, accounting and other professional fees. This is an increase from the $400 in general and administrative expenses for the period from April 22, 2011 (inception) to May 31, 2012.

Plan of Operation.  The registrant may experience problems, delays, expenses and difficulties, many of which are beyond the registrant’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.

23

Prepaid Expenses

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At May 31, 2012, we believe the remaining carrying values of these assets are recoverable.

Stock-Based Compensation

We record stock based compensation in accordance with FASB ASC 718, Stock Compensation.   ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAINBOW INTERNATIONAL, CORP.

INDEX TO FINANCIAL STATEMENTS

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

RAINBOW INTERNATIONAL, CORP.

Henderson, NV

We have audited the balance sheet of RAINBOW INTERNATIONAL, CORP. a development stage company, as at May 31, 2011 and 2012, the statements of earnings and deficit, stockholders’ deficiency and cash flows the periods then ended and for the period from inception April 22, 2011 to May 31, 2012. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAINBOW INTERNATIONAL, CORP. a development stage company, as of May 31, 2012 and the results of its operations and its cash flows for the period from inception (April 22, 2011) to May 31, 2012 in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA

September 10, 2012

RAINBOW INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	May 31,	May 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 78	$3,100
Cash held in trust	243,114
Total current assets	243,192	3,100

Other Assets
Prepaid expenses
Other assets	5,000	-
Total Other Assets	5,000	-
Total assets	$248,192	$3,100

LIABILITIES
Current liabilities:
Advances from shareholder	$5,560	$500

Total current liabilities	5,560	500

Total liabilities	5,560	500

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized,
3,500,000 and 3,000,000 shares issued and outstanding	3,540	3,000
Capital in excess of par value	21,060	-
Stock subscription	264,867	-
Deficit accumulated during the development stage	(46,835)	(400)
Total stockholders' equity	242,632	2,600
Total liabilities and stockholders' deficit	$248,192	$3,100

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

			Cumulative,
			Inception,
			April 22,
	Year Ended	Year Ended	2011 Through
	May 31,	May 31,	May 31,
	2012	2011	2012

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Legal and professional fees	44,545		44,545
Travel	1,800		1,800
Other general and administrative	90	400	490
Total operating expenses	46,435	400	46,835
(Loss) from operations	(46,435)	(400)	(46,835)

Other income (expense):
Interest Income			-
Interest (expense)
(Loss) before taxes	(46,435)	(400)	(46,835)

Provision (credit) for taxes on income	-		-
Net (loss)	$(46,435)	$(400)	$(46,835)

Basic earnings (loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,168,000	375,000

See accompanying notes to financial statements

RAINBOW INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
			Capital in		During the
	Common Stock		Excess of	Stock	Development
	Shares	Amount	Par Value	Subscription	Stage	Total

Inception, April 22, 2011 (Audited):

Shares Issued	3,000,000	$3,000	$ -			$3,000

Net (loss)					(400)	(400)

Balances, May 31, 2011	3,000,000	3,000	-		(400)	2,600

Year Ended May 31, 2012 (Audited)
Shares Issued	2,747,508	540	21,060			21,600
Stock Subscribed				264,867		264,867
Net (loss)					(46,435)	(46,435)

Balances, May 31, 2012 (Audited)	5,747,508	$3,540	$21,060	$-	$(46,835)	$242,632

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			Cumulative,
			Inception,
			April 22,
	Year Ended	Year Ended	2011 Through
	May 31,	May 31,	May 31,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$(46,435)	$(400)	$(46,835)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Inventory
Other assets	(5,000)		(5,000)
Accounts payable and accrued expenses	-
Net cash flows from operating activities	(51,435)	(400)	(51,835)

Cash flows from investing activities:
Purchase of fixed assets			-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	21,600	3,000	24,600
Stock subscription	264,867		264,867
Advances from shareholder	5,060	500	5,560

Net cash flows from financing activities	291,527	3,500	295,027
Net cash flows	240,092	3,100	243,192

Cash and equivalents, beginning of period	3,100	-	-
Cash and equivalents, end of period	$243,192	$3,100	$243,192

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements

RAINBOW INTERNATIONAL, CORP.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Rainbow International Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on April 22, 2011.  The Company is primarily engaged in the distribution of Bohemian Crystal produced in Czech Republic.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2011 amounts have been made to conform to current presentations.

Use of estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents -For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

Fair value of financial instruments and derivative financial instruments –The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  During the periods presented all instruments convertible to common stock are anti-dilutive.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At May 31, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Federal income tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2011	2012
Refundable Federal income tax attributable to:
Current Operations	$(136)	$(15,788)
Less, Nondeductible expenses	-	-
Less, Change in Valuation Allowance	136	15,778
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2012
Deferred tax asset attributable to:
Net operating loss carryover	$136	$15,924
Less, Valuation allowance	(136)	(15,924)
Net deferred tax asset	-	-

At May 31, 2012, an unused net operating loss carryover approximating $46,835 is available to offset future taxable income; it expires beginning in 2031.

Note 4 – Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

On May 27, 2011, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for a total cash proceeds of $3,000.

During February 2012, the Company issued 540,000 shares of common stock at a price of $0.04 per share and received proceeds in the amount of $21,600.

On May 15, 2012, the Company issued 2,207,508 shares of common at a price $0.12 per share for $264,867 in cash.  The Company has received these funds but has not issued the shares.  This is recorded as a stock subscription until issued.

Note 5 – Related Party Transactions:

During 2011, a Director of the Company loaned the Company an amount equal to $500.  The loan carries no stated interest and due on demand.

During 2012, a Director of the Company loaned the Company an amount equal to $5,060.  The loan carries no stated interest and due on demand.

The balance of this note on May 31, 2009 was $5,560.

Note 6 – Change in Control:

On March 26, 2012, a change of control of the registrant was made when Emine Ozer acquired 2,856,312 common shares from selling shareholders which represented 80.69% of the issued and outstanding common shares.

Subsequently, based on the issuances described in Item 3.02, Mr. Aslan Ozer became the majority shareholder of the registrant, owning 57.085 of the issued and outstanding common shares,

Effective April 1, 2012, Vladimir Bibik, the sole officer and director of the registrant appointed Donald L. Perks as president, chief executive officer, chief financial officer and director and thereafter resigned due to the change of control.

Donald L. Perks was the founder, officer and director of Canada Pay Phone, a telecommunications company, from 1994 to 2001.  Mr. Perks was an officer and director of Global Immune Technologies Inc,  a natural resource exploration company, from 2003 through February 2012.

Note 7 – Subsequent Events:

On July 31, 2012, the Company acquired all of the member interests of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise, from Aslan Ozer, its sole member, for 2,500,000 common shares of the Company.

The Company has evaluated subsequent events from May 31, 2012 through September 1, 2012, the date whereupon the financial statements were issued and has determined that there are no other items to disclose.

Note 8 - New accounting pronouncements:

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of May 31, 2912.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and SFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2012, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors.  The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors of the registrant.  The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant.  Directors receive no cash compensation or fees for their services rendered in such capacity.

Mr. Perks is a full time employee of the registrant.

The executive officers and directors are:

Name	Position	Term(s) of Office
Donald Perks, age 60	President, Director	April 1, 2012 to present
Chief Executive Officer
Chief Financial Officer

Resumes:

Donald L. Perks was the founder, officer and director of Canada Pay Phone, a telecommunications company, from 1994 to 2001.  Mr. Perks was an officer and director of Global Immune Technologies Inc., a natural resource exploration company, from 2003 through February 2012.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form

4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2011.

Code of Ethics Policy

As soon as practicable, we intend adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The  registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant.  The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer prior to the change of control.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards($)	Option Awards($)	All Other Compensation($)	Total ($)
Donald Perks CEO, CFO	2011	-	-	-	-
Vladimir Bibik(1)	2011	-	-	-	-	-
CEO, CFO

(1)Vladimir Bibik resigned effective April 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

Option Awards

Outstanding Equity Awards at May 31, 2012

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/Unexercisable	Option ExercisePrice	Option Expiration Date

Donald Perks

-

-

-

-

Vladimir Bibik(1)

-

-

-

-

(1) Vladimir Bibik resigned effective April 1, 2012

DIRECTOR COMPENSATION FOR 2012

The following table sets forth the compensation to our directors for year ended May 31, 2012:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	All Other Compensation($)	Total ($)
Donald Perks	-	-	-	-	-
Vladimir Bibik(1)	-	-	-	-	-

(1) Vladimir Bibik resigned effective April 1, 2012

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Shareholdings at August 31, 2012

Name and Address of Beneficial Owner	Number & Class of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class
Donald Perks	143,688 (1)	1.74%
Besiktas Emiran CAD. Naki Cendere Apt. No. 88/4 Istanbul, Turkey
All directors and executive officers as a group (1 person)	143,688 (1)	1.74%

Emine Ozer	2,856,312	34.6%
Cekirge Ma Sevii Cad. Koprucu Apt. Kat:3 No:18 Daire 10 Osmangazi/Bursa/Turkey

Aslan Ozer(2)	4,707,500	57.1%
Bayildim Sok. NR:2 Swiss Hotel Living Bolumu Macka/Istanbul, Turkey

(1)  Mr. Perks is the sole executive officer and director of the registrant.

(2)  The 4,707,500 common shares have been authorized and physical certificates are in the process of being issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence.  The registrant’s board of directors consists of Donald Perks.  Mr. Perks is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended May 31, 2012, there were no transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $6,250 to Thomas J. Harris CPA during 2012 for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees.  We did not incur any aggregate tax fees and expenses from Thomas J. Harris, CPA for the years ended May 31, 2012 and 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Thomas J. Harris CPA during 2012 and 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended May 31, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, May 31, 2012 and 2011

Statements of Operations for the year ended May 31, 2012,  from the period from inception to May 31, 2011 and for the period from inception to May 31, 2012

Statements of Stockholders’ Equity (Deficit) for the for the year ended May 31, 2012,  from the period from inception to May 31, 2011 and for the period from inception to May 31, 201

Statements of Cash Flows for the for the year ended May 31, 2012,  from the period from inception to May 31, 2011 and for the period from inception to May 31, 201

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

                        2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

                        2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainbow International Corp.

/s/ Donald Perks

By: Donald Perks

President

Date:  September 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald Perks	CEO/CFO	September 12, 2012
Controller/ Director