Form 10-K/A
period 2012-05-31
RAINBOW INTERNATIONAL, CORP.
filed 2012-09-14
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT 1 to

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 14, 2012 was 3,540,000 shares of its $.001 par value common stock and subscriptions payable for 4,707,508 common shares.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Date:  September 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald Perks	CEO/CFO	September 14, 2012
Controller/ Director