Form 10-Q
period 2012-08-31
RAINBOW INTERNATIONAL, CORP.
filed 2012-10-22
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended August 31, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission file number 333 -175337

RAINBOW INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

Besiktas Emiran CAD. Naki Cendere Apt. No. 88/4, Istanbul, Turkey

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (+ 90) 212 258 3495

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, October 22, 2012:   Common Stock  -  5,747,508

Rainbow International Corp

FORM 10-Q

For the quarterly period ended August 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

	August 31,	May 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$35,936	$78
Cash held in trust	43,884	243,114
Total current assets	79,820	243,192

Property and equipment, net	276,740	-

Other Assets
Other assets	6,651	5,000
Total Other Assets	6,651	5,000
Total assets	$363,211	$248,192

LIABILITIES
Current liabilities:
Advances from shareholder	$560	$5,560
Other	16,173
Total current liabilities	16,733	5,560

Total liabilities	16,733	5,560

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized,
5,747,508 and 3,500,000 shares issued and outstanding	5,748	3,540
Capital in excess of par value	18,852	21,060
Stock subscription	641,982	264,867
Deficit accumulated during the development stage	(320,104)	(46,835)
Total stockholders' equity	346,478	242,632
Total liabilities and stockholders' deficit	$363,211	$248,192

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative,
			Inception,
	Three Months	Three Months	April 22,
	Ended	Ended	2011 Through
	August 31,	August 31,	August 31,
	2012	2011	2012

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs	123,533		123,533
Legal and professional fees	53,866		98,163
Office costs	49,747		49,747
Contract labor	43,823		43,823
Other general and administrative	2,300	2,538	4,838
Total operating expenses	273,269	2,538	320,104
(Loss) from operations	(273,269)	(2,538)	(320,104)

Other income (expense):
Interest Income			-
Interest (expense)
(Loss) before taxes	(273,269)	(2,538)	(320,104)

Provision (credit) for taxes on income	-		-
Net (loss)	$(273,269)	$(2,538)	$(320,104)

Basic earnings (loss) per common share	$(0.05)	$(0.00)

Weighted average number of shares outstanding	5,747,508	3,000,000

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNTIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative,
			Inception,
	Three months	Three months	April 22,
	Ended	Ended	2011 Through
	August 31,	August 31,	August 31,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$(273,269)	$(2,938)	$(320,104)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Inventory
Other assets	(1,651)		(6,651)
Accounts payable and accrued expenses	16,173		16,173
Net cash flows from operating activities	(258,747)	(2,938)	(310,582)

Cash flows from investing activities:
Purchase of fixed assets	(276,740)	-	(276,740)
Net cash flows from investing activities	(276,740)	-	(276,740)

Cash flows from financing activities:
Proceeds from sale of common stock		3,000	24,600
Stock subscription	377,115		641,982
Advances/(payments) from shareholder	(5,000)	500	560
Net cash flows from financing activities	372,115	3,500	667,142
Net cash flows	(163,372)	562	79,820

Cash and equivalents, beginning of period	243,192	-	-
Cash and equivalents, end of period	$79,820	$562	$79,820

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(An exploration stage company)

Notes to Financial Statements

August 31, 2012

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Rainbow International Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on April 22, 2011.  The Company was primarily engaged in the distribution of Bohemian Crystal produced in the Czech Republic.  Since the reorganization of the Company, they have changed their primary purpose.  The Company is now primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since the reorganization and has not yet realized any revenues from its planned operations.  Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Mineral Property Acquisition and Exploration Costs – The company expenses all costs related to the exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves.

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

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  During the periods presented all instruments convertible to common stock are anti-dilutive.  We do not have a complex capital structure requiring the computation of diluted earnings per share.  Additionally, since the Company has a loss fully dilutive reporting of share is not required.

Note 2 - Uncertainty, going concern:

At August 31, 2012, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

-0-

        -0-

-Less, Change in valuation allowance

           136

   15,778

Net refundable amount

   -

                        -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

   2011

      2012

Deferred tax asset attributable to:

Net operating loss carryover

$ 136

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

The Company authorized but has not issued 2,500,000 shares of stock for the purchase of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.).  These shares are recorded as a stock subscription until issued.  The value of these shares is the net asset value of Aslanay Mining Trade and Ind. Limited Co at July 31, 2012 in the amount of $377,115.

Note 5 – Related Party Transactions:

During 2011, a Director of the Company loaned the Company an amount equal to $500.  The loan carries no stated interest and due on demand.

During 2012, a Director of the Company loaned the Company an amount equal to $5,060.  The loan carries no stated interest and due on demand.

In May 2012, a payment of $5,000 was applied to this account.  The balance at August 31, 2012 was $560.

Note 6 – Change in Control:

On March 26, 2012, a change of control of the registrant was made when Emine Ozer acquired 2,856,312 common shares from selling shareholders that represented 80.69% of the issued and outstanding common shares.

Subsequently, based on the issuances of these shares Mr. Aslan Ozer became the majority shareholder of the registrant, owning 57.085 of the issued and outstanding common shares,

Effective April 1, 2012, Vladimir Bibik, the sole officer and director of the registrant appointed Donald L. Perks as president, chief executive officer, chief financial officer and director and thereafter resigned due to the change of control.

Donald L. Perks was the founder, officer and director of Canada Pay Phone, a telecommunications company, from 1994 to 2001.  Mr. Perks was an officer and director of Global Immune Technologies Inc., a natural resource exploration company, from 2003 through February 2012.

Note 7 – Business Combination:

On July 31, 2012, the Company acquired all of the member interests of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise, from Aslan Ozer, its sole member, for 2,500,000 common shares of the Company. The purchase is being accounted for as an acquisition as required by SFAS No. 141.  The purchase is being reported and operating as a wholly owned subsidiary of the parent company.

Following is the proforma balance sheet and income statement as of the acquisition date, July 31, 2012:

| | Rainbow | Aslanay | Elim | Consol |
|---|---|---|---|---|
| ASSETS | | | | |
| **Current assets** | | | | |
| Cash | $ 203,102 | $ 128,585 | $ - | $ 331,687 |
| Intercompany | 30,000 | | (30,000) | - |
| Other current assets | | 6,651 | | 6,651 |
| Total current assets | 233,102 | 135,236 | (30,000) | 338,338 |
| Investment in subsidiary | 377,115 | | (377,115) | - |
| Property and equipment | | 276,740 | | 276,740 |
| Total assets | $ 610,217 | $ 411,976 | $(407,115) | $ 615,078 |
| LIABILITIES AND EQUITY | | | | |
| **Current liability** | | | | |
| Intercompany | $ - | $ 30,000 | $ (30,000) | $ - |
| Other | 560 | 4,862 | | 5,422 |
| Total current liability | 560 | 34,862 | (30,000) | 5,422 |
| Total liabilities | 560 | 34,862 | (30,000) | 5,422 |
| **Stockholders Equity** | | | | |
| Common stock/Share capital | 3,540 | 530,495 | (530,495) | 3,540 |
| Paid in surplus | 21,060 | | | 21,060 |
| Stock subscription | 641,982 | | | 641,982 |
| Retained Deficit | (56,925) | (153,380) | 153,380 | (56,925) |
| Total stockholders equity | 609,657 | 377,115 | (377,115) | 609,657 |
| Total liabilities and equity | $ 610,217 | $ 411,976 | $(407,115) | $ 615,078 |

| | June through July 31, 2012 | | | |
|---|---|---|---|---|
| | Raibow | Aslanay | Elim | Consol |
| Revenue | $ - | $ - | $ - | $ - |
| Expenses: | | | | |
| Exploration costs | 24,046 | 11,400 | | 35,446 |
| Office | | 30,531 | | 30,531 |
| Contract labor | 20,000 | 4,044 | | 24,044 |
| Legal and professional | 29,809 | - | | 29,809 |
| Other | 285 | 92 | | 377 |
| Total expenses | 74,140 | 46,067 | - | 120,207 |
| Income/(loss) from operations | (74,140) | (46,067) | - | (120,207) |
| Other income/(expenses) | - | - | - | - |
| Income before income taxes | (74,140) | (46,067) | - | (120,207) |
| Income taxes | - | - | - | - |
| Net income/(loss) | $ (74,140) | $ (46,067) | $ - | $ (120,207) |

Note 8 - Supplemental information – consolidated statements

| | Rainbow | Aslanay | Elim | Consol |
|---|---|---|---|---|
| ASSETS | | | | |
| **Current assets** | | | | |
| Cash | $ 43,884 | $ 35,936 | $ - | $ 79,820 |
| Intercompany | 100,000 | | (100,000) | - |
| Other current assets | | 6,651 | | 6,651 |
| Total current assets | 143,884 | 42,587 | (100,000) | 86,471 |
| Investment in subsidiary | 203,154 | | (203,154) | - |
| Property and equipment | | 276,740 | | 276,740 |
| Total assets | $ 347,038 | $ 319,327 | $(303,154) | $ 363,211 |
| LIABILITIES AND EQUITY | | | | |
| **Current liability** | | | | |
| Intercompany | $ - | $ 100,000 | $(100,000) | $ - |
| Other | 560 | 16,173 | | 16,733 |
| Total current liability | 560 | 116,173 | (100,000) | 16,733 |
| Total liabilities | 560 | 116,173 | (100,000) | 16,733 |
| **Stockholders Equity** | | | | |
| Common stock/Share capital | 3,540 | 530,495 | (530,495) | 3,540 |
| Paid in surplus | 21,060 | | | 21,060 |
| Stock subscription | 641,982 | | | 641,982 |
| Retained Deficit | (320,104) | (327,341) | 327,341 | (320,104) |
| Total stockholders equity | 346,478 | 203,154 | (203,154) | 346,478 |
| Total liabilities and equity | $ 347,038 | $ 319,327 | $(303,154) | $ 363,211 |

| | June through August 31, 2012 | | | |
|---|---|---|---|---|
| | Raibow | Aslanay | Elim | Consol |
| Revenue | $ - | $ - | $ - | $ - |
| Expenses: | | | | |
| Exploration costs | 24,046 | 99,487 | | 123,533 |
| Office | | 49,747 | | 49,747 |
| Contract labor | 30,000 | 13,823 | | 43,823 |
| Legal and professional | 44,809 | 9,057 | | 53,866 |
| Other | 453 | 1,847 | | 2,300 |
| Total expenses | 99,308 | 173,961 | - | 273,269 |
| Income/(loss) from operations | (99,308) | (173,961) | - | (273,269) |
| Other income/(expenses) | (173,961) | - | 173,961 | - |
| Income before income taxes | (273,269) | (173,961) | 173,961 | (273,269) |
| Income taxes | - | - | - | - |
| Net income/(loss) | $ (273,269) | $ (173,961) | $ 173,961 | $ (273,269) |

Note 9 - New accounting pronouncements:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Trends and Uncertainties.  Demand for the registrant's products are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from our mining operations in the future, our business operations may be adversely affected by competitors and prolonged recessionary periods.

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

Capital and Source of Liquidity.   For the three months ended August 31, 2012, we purchased fixed assets of $276,740 resulting in net cash flows from investing activities of $276,740.

For the three months ended August 31, 2011, we did not pursue any investing activities.

For the period from Inception (April 22, 2011) through August 31, 2012, we purchased fixed assets of $276,740, resulting in net cash flows from investing activities of $276,740.

For the three months ended August 31, 2012, we received stock subscriptions of $377,193 and made payments of advances of $5,000.  As a result, we had net cash flows from financing activities of $372,193 for the three months ended August 31, 2012.

For the three months ended August 31, 2011, we received proceeds from the sale of common stock of $3,000 and received advances from shareholder of $500.  As a result, we had net cash flows from financing activities of $3,500 for the three months ended August 31, 2011.

For the period from inception (April 22, 2011) through August 31, 2012, we received proceeds from the sale of common stock of $24,600.  We received $641,982 from stock subscriptions, and received advances from shareholder of $560.  As a result, we had net cash flows from financing activities of $667,142 for the period from inception (April 22, 2011) through August 31, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.   For the three months ended August 31, 2012, we did not receive any revenues.   For the three months ended August 31, 2012, we had general and administrative expenses of $273,269.  These expenses consisted primarily of exploration costs of $123,533, legal and professional fees of $53,866, office costs of $49,747, contract labor costs of $43,823 and other general and administrative expenses of $2,300.

For the three months ended August 31, 2011, we did not receive any revenues.   For the three months ended August 31, 2011, we had general and administrative expenses of $2,538.  These expenses consisted primarily of other general and administrative expenses of $2,538.

For the period from inception (April 22, 2011) through August 31, 2012, we did not receive any revenues.  We had general and administrative expenses of $320,104.  These expenses consisted primarily of exploration costs of $123,533, legal and professional fees of $98,163, office costs of $49,747, contract labor of $43,823, and other general and administrative costs of $320,104.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At August 31, 2012, we believe the remaining carrying values of these assets are recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended August 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of August 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

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

RAINBOW INTERNATIONAL, CORP.
Dated: October 22, 2012	By: /s/ Donald Perks
Donald Perks, President and Chief Executive Officer and Chief Financial Officer