Form 10-Q/A
period 2012-08-31
RAINBOW INTERNATIONAL, CORP.
filed 2012-11-13
CIK 1522538

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 13, 2012:   Common Stock  -  5,747,508

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

RAINBOW INTERNATIONAL, CORP.
Dated: November 13, 2012	By: /s/ Donald Perks
Donald Perks, President and Chief Executive Officer and Chief Financial Officer