Form 10-Q/A
period 2012-08-31
RAINBOW INTERNATIONAL, CORP.
filed 2012-12-03
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 2 to

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 13, 2012:   Common Stock  -   3,540,000

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2012 is to correct the number of common shares outstanding at November 13, 2012 on the facing page and at August 31, 2012 on the balance sheet.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Rainbow International Corp

FORM 10-Q/A

For the quarterly period ended August 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

	August 31,	May 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$35,936	$78
Cash held in trust	43,884	243,114
Total current assets	79,820	243,192

Property and equipment, net	276,740	-

Other Assets
Other assets	6,651	5,000
Total Other Assets	6,651	5,000
Total assets	$363,211	$248,192

LIABILITIES
Current liabilities:
Advances from shareholder	$560	$5,560
Other	16,173
Total current liabilities	16,733	5,560

Total liabilities	16,733	5,560

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized,
3,540,000 and 3,540,000 shares issued and outstanding	3,540	3,540
Capital in excess of par value	21,060	21,060
Stock subscription	641,982	264,867
Deficit accumulated during the development stage	(320,104)	(46,835)
Total stockholders' equity	346,478	242,632
Total liabilities and stockholders' deficit	$363,211	$248,192

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

RAINBOW INTERNATIONAL, CORP.
Dated: December 3, 2012	By: /s/ Donald Perks
Donald Perks, President and Chief Executive Officer and Chief Financial Officer