Form 10-Q
period 2012-11-30
RAINBOW INTERNATIONAL, CORP.
filed 2013-01-18
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended November 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, January 18, 2013:   Common Stock  -  5,747,508

Rainbow International Corp

FORM 10-Q

For the quarterly period ended November 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

	November 30,	May 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 3,972	$ 78
Cash held in trust	234	243,114
Total current assets	4,206	243,192

Property and equipment, net	262,872	-

Other Assets
Other assets	6,651	5,000
Total Other Assets	6,651	5,000
Total assets	$ 273,729	$ 248,192

LIABILITIES
Current liabilities:
Advances from shareholder	$ 356,580	$ 5,560
Other	23,174	-
Total current liabilities	379,754	5,560
Total liabilities	379,754	5,560

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized, 5,747,508 and 3,500,000 shares issued and outstanding	5,748	3,540
Capital in excess of par value	18,852	21,060
Stock subscription	641,982	264,867
Deficit accumulated during the development stage	(772,608)	(46,835)
Total stockholders' equity	(106,026)	242,632
Total liabilities and stockholders' deficit	$ 273,728	$ 248,192

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

					Cumulative,
					Inception,
	Three Months	Three Months	Six Months	Six Months	April 22,
	Ended	Ended	Ended	Ended	2011 Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

General and administrative expenses:
Exploration costs	255,034		378,567		378,567
Legal and professional fees	54,106		107,972		152,269
Office costs	4,076		53,823		53,823
Contract labor	77,560		121,383		121,383
Depreciation	27,908		27,908		27,908
Rent	4,493		4,493		4,493
Travel	19,939		19,939		19,939
Other general and administrative	9,387	812	11,687	3,350	14,226
Total operating expenses	452,503	812	725,772	3,350	772,608
(Loss) from operations	(452,503)	(812)	(725,772)	(3,350)	(772,608)

Other income (expense):
Interest Income					-
Interest (expense)
(Loss) before taxes	(452,503)	(812)	(725,772)	(3,350)	(772,608)

Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (452,503)	$ (812)	$(725,772)	$ (3,350)	$(772,608)

Basic earnings (loss) per common share	$ (0.08)	$ (0.00)	$ (0.13)	$ (0.00)

Weighted average number of shares outstanding	5,747,508	3,228,516	5,747,508	3,113,634

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNTIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative,
			Inception,
	Six Months	Six Months	April 22,
	Ended	Ended	2011 Through
	November 30,	November 30,	November 30,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$(725,772)	$(3,350)	$(772,608)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation	27,908		27,908
Rounding	1		1
Change in current assets and liabilities:
Inventory
Other assets	(1,651)		(6,651)
Accounts payable and accrued expenses	23,174	(4,781)	23,174
Net cash flows from operating activities	(676,340)	(8,131)	(728,176)

Cash flows from investing activities:
Purchase of fixed assets	(290,780)		(290,780)
Net cash flows from investing activities	(290,780)	-	(290,780)

Cash flows from financing activities:
Proceeds from sale of common stock		21,600	24,600
Stock subscription	377,114		641,982
Advances/(payments) from shareholder	351,020		356,580
Net cash flows from financing activities	728,134	21,600	1,023,162
Net cash flows	(238,986)	13,469	4,206

Cash and equivalents, beginning of period	243,192	3,100	-
Cash and equivalents, end of period	$ 4,206	$ 16,569	$ 4,206

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(An exploration stage company)

Notes to Financial Statements

November 30, 2012

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

Note 2 - Uncertainty, going concern:

At November 30, 2012, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

On May 2012, a payment of $5,000 was applied to this account.  The balance at August 31, 2012 was $560.

During the period September 1, 2012 through November 30, 2012, a Director of the Company loaned the Company $351,020.  The loan carries no stated interest and is due on demand.

The balance of these related party transactions on November 30, 2012 was $356,580.

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

Note 7 – Business Combination:

On July 31, 2012, the Company acquired all of the member interests of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise, from Aslan Ozer, its sole member, for 2,500,000 common shares of the Company. The purchase is being accounted for as an acquisition as required by ACS 805.  The purchase is being reported and operating as a wholly owned subsidiary of the parent company.

Following is the proforma balance sheet and income statement as of the acquisition date, July 31, 2012:

	Rainbow	Aslanay	Elim	Consol
ASSETS
Current assets
Cash	$203,102	$128,585	$ -	$331,687
Intercompany	30,000		(30,000)	-
Other current assets		6,651		6,651

Total current assets	233,102	135,236	(30,000)	338,338

Investment in subsidiary	377,115		(377,115)	-

Property and equipment		276,740		276,740

Total assets	$610,217	$411,976	$(407,115)	$615,078

LIABILITIES AND EQUITY

Current liability
Intercompany	$ -	$ 30,000	$(30,000)	$ -
Other	560	4,862		5,422

Total current liability	560	34,862	(30,000)	5,422

Total liabilities	560	34,862	(30,000)	5,422

Stockholders Equity
Common stock/Share capital	3,540	530,495	(530,495)	3,540
Paid in surplus	21,060			21,060
Stock subscription	641,982			641,982
Retained Deficit	(56,925)	(153,380)	153,380	(56,925)

Total stockholders equity	609,657	377,115	(377,115)	609,657
Total liabilities and equity	$610,217	$411,976	$(407,115)	$615,078

	June through July 31, 2012
	Rainbow	Aslanay	Elim	Consol
Revenue	$ -	$ -	$ -	$ -

Expenses:
Exploration costs	24,046	11,400		35,446
Office		30,531		30,531
Contract labor	20,000	4,044		24,044
Legal and professional	29,809	-		29,809
Other	285	92		377

Total expenses	74,140	46,067	-	120,207

Income/(loss) from operations	(74,140)	(46,067)	-	(120,207)

Other income/(expenses)	-	-	-	-

Income before income taxes	(74,140)	(46,067)	-	(120,207)
Income taxes	-	-	-	-

Net income/(loss)	$ (74,140)	$(46,067)	$ -	$(120,207)

Note 8 - Supplemental information – consolidated statements

	November 30, 2012
	Rainbow	Aslanay	Elim	Consol
ASSETS
Current assets
Cash	$ 234	$ 3,972	$ -	$ 4,206
Intercompany	120,000		(120,000)	-
Other current assets		6,651		6,651

Total current assets	120,234	10,623	(120,000)	10,857

Investment in subsidiary	(198,699)		198,699	-

Property and equipment		262,872		262,872

Total assets	$(78,465)	$273,495	$ 78,699	$ 273,729

LIABILITIES AND EQUITY

Current liability
Intercompany	$ -	$120,000	$(120,000)	$ -
Other	7,000	16,174		23,174

Total current liability	7,000	136,174	(120,000)	23,174

Loan from shareholder	20,560	336,020		356,580

Total liabilities	27,560	472,194	(120,000)	379,754

Stockholders Equity/(Deficit)
Common stock/Share capital	5,748	530,495	(530,495)	5,748
Paid in surplus	18,852			18,852
Stock subscription	641,982			641,982
Retained Deficit	(772,607)	(729,194)	729,194	(772,607)

Total stockholders equity	(106,025)	(198,699)	198,699	(106,025)

Total liabilities and Deficit	$(78,465)	$273,495	$ 78,699	$ 273,729

	Six Months Ended November 30, 2012
	Rainbow	Aslanay	Elim	Consol
Revenue	$ -	$ -	$ -	$ -

Expenses:
Exploration costs	34,046	344,521		378,567
Office		107,972		107,972
Contract labor	40,000	13,823		53,823
Legal and professional	75,327	46,056		121,383
Depreciation expense		27,908		27,908
Rent		4,493		4,493
Travel		19,939		19,939
Other	585	11,102		11,687

Total expenses	149,958	575,814	-	725,772

Income/(loss) from operations	(149,958)	(575,814)	-	(725,772)

Other income/(expenses)	(575,814)	-	575,814	-

Income before income taxes	(725,772)	(575,814)	575,814	(725,772)
Income taxes	-	-	-	-
Net income/(loss)	$(725,772)	$(575,814)	$575,814	$(725,772)

Note 9 – Subsequent Events:

On December 5, 2012, the Company issued the $2,500,000 worth of shares of common stock associated with the purchase of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.).

Note 10 - New accounting pronouncements:

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

Capital and Source of Liquidity.

For the six months ended November 30, 2012, we spent $290,780 on the purchase of fixed assets.  As a result, we had net cash flows from investing activities of -$290,780 for the six months ended November 30, 2012.

For the six months ended November 30, 2011, we did not pursue any investing activities.

For the period from Inception (April 22, 2011) through November 30, 2012, we purchased fixed assets of $290,780, resulting in net cash flows from investing activities of -$290,780 for the period.

For the six months ended November 30, 2012, we received stock subscriptions of $377,114 and received advances from shareholder of $351,020.  As a result, we had net cash flows from financing activities of $728,134 for the six months ended November, 2012.

For the six months ended November 30, 2011, we received proceeds from the sale of common stock of $21,600.  As a result, we had net cash flows from financing activities of $21,600 for the six months ended November 30, 2011.

For the period from inception (April 22, 2011) through November 30, 2012, we received proceeds from the sale of common stock of $24,600.  We received $641,982 from stock subscriptions, and received advances from shareholder of $356,580.  As a result, we had net cash flows from financing activities of $1,023,162 for the period from inception (April 22, 2011) through November 30, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the three months ended November 30, 2012, we did not receive any revenues.  We had exploration costs of $255,034, legal and professional fees of $54,106, and office costs of $4,076.  We paid contract labor expenses of $77,560, depreciation expenses of $27,908, and rent expenses of $4,493.  We paid travel expenses of $19,939, and other general and administrative expenses of $9,387.  As a result, we had a net loss of $452,503 for the three months ended November 30, 2012.

Comparatively, for the three months ended November 30, 2011, we did not receive any revenues.  We had other general and administrative expenses of $812, and as a result had net loss of $812 for the three months ended November 30, 2011.

The $451,691 difference between the three months ended November 30, 2012 and the three months ended November 30, 2011 is a result of the company beginning operations.

For the six months ended November 30, 2012, we did not receive any revenues.  We had exploration costs of $378,567, legal and professional fees of $107,972, and office costs of $53,823.  We paid contract labor expenses of $121,383, depreciation expenses of $27,908, and rent expenses of $4,493.  We paid travel expenses of $19,939, and other general and administrative expenses of $11,687.  As a result, we had a net loss of $725,772 for the six months ended November 30, 2012.

Comparatively, for the six months ended November 30, 2011, we did not receive any revenues.  We had other general and administrative expenses of $3,350, and as a result had net loss of $3,350 for the six months ended November 30, 2011.

The $722,422 difference between the six months ended November 30, 2012 and the six months ended November 30, 2011 is a result of the company beginning operations.

For the period from Inception (April 22, 2011) through November 30, 2012, we did not receive any revenues.  We had exploration costs of $378,567, legal and professional fees of $152,269, and office costs of $53,823.  We paid contract labor expenses of $121,383, depreciation expenses of $27,908, and rent expenses of $4,493.  We paid travel expenses of $19,939, and other general and administrative expenses of $14,226.  As a result, we had a net loss of $772,608 for the period from Inception (April 22, 2011) through November 30, 2012.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At November 30, 2012, we believe the remaining carrying values of these assets are recoverable.

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

Item 4.  Controls and Procedures

During the period ended November 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of November 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

RAINBOW INTERNATIONAL, CORP.
Dated: January 18, 2013	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer