Form 10-Q/A
period 2012-11-30
RAINBOW INTERNATIONAL, CORP.
filed 2013-01-22
CIK 1522538

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, January 18, 2013:   Common Stock  -   8,247,508

EXPLANATORY NOTE

This amendment to Form 10-Q is being filed solely to correct the number of shares outstanding as of January 18, 2013.

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

RAINBOW INTERNATIONAL, CORP.
Dated: January 22 , 2013	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer