Form 10-Q
period 2013-02-28
RAINBOW INTERNATIONAL, CORP.
filed 2013-04-22
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended February 28, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, April 22, 2013:   Common Stock  -  8,247,508

Rainbow International Corp

FORM 10-Q

For the quarterly period ended February 28, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Consolidated Balance Sheet

February 28, 2013 and May 31, 2012

	2/28/2013 (Unaudited	5/31/2012 (Audited)
ASSETS
Current assets:
Cash	$ 11,344	$ 78
Cash held in trust	(437)	243,114
Total current assets	10,907	243,192

Property and equipment, net	234,496	-

Other Assets
Other assets	6,651	5,000
Total Other Assets	6,651	5,000
Total assets	$ 252,054	$ 248,192

LIABILITIES
Current liabilities:
Advances from shareholder	$ 518,590	$ 5,560
Other	23,735
Total current liabilities	542,325	5,560
Total liabilities	542,325	5,560

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized, 8,247,508 and 3,500,000 shares issued and outstanding	8,248	3,540
Capital in excess of par value	658,334	21,060
Stock subscription	-	264,867
Deficit accumulated during the development stage	(956,853)	(46,835)
Total stockholders' equity	(290,271)	242,632
Total liabilities and stockholders' deficit	$ 252,054	$ 248,192

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended February 28, 2013 and February 29, 2012

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	Cumulative, Inception, April 22, 2011 Through February 28, 2013
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
General and administrative expenses:
Exploration costs	51,273		429,840		429,840
Legal and professional fees	25,624		147,007		177,893
Office costs	(7,754)		100,218		46,069
Contract labor	40,776		94,599		162,159
Depreciation	28,376		56,284		56,284
Rent	7,813		12,306		12,306
Travel	4,025		23,964		23,964
Other general and administrative	34,112	19,220	45,800	22,570	48,338
Total operating expenses	184,245	19,220	910,018	22,570	956,853
(Loss) from operations	(184,245)	(19,220)	(910,018)	(22,570)	(956,853)
Other income (expense):
Interest Income					-
Interest (expense)
(Loss) before taxes	(184,245)	(19,220)	(910,018)	(22,570)	(956,853)
Provision (credit) for taxes on income	-	-	-		-
Net (loss)	$ (184,245)	$ (19,220)	$ (910,018)	$ (22,570)	$ (956,853)
Basic earnings (loss) per common share	$ (0.03)	$ (0.01)	$ (0.15)	$ (0.01)
Weighted average number of shares outstanding	5,873,754	3,540,000	5,873,754	3,255,237

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNTIONAL CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended February 28, 2013 and February 29, 2012

	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	Cumulative, Inception, April 22, 2011 Through February 28, 2013
Cash flows from operating activities:
Net (loss)	$ (910,018)	$ (22,570)	$ (956,853)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Depreciation	56,284		56,284
Rounding	1
Change in current assets and liabilities:
Inventory
Other assets	(1,651)	(5,281)	(6,651)
Accounts payable and accrued expenses	23,735		23,735
Net cash flows from operating activities	(831,649)	(27,851)	(883,485)
Cash flows from investing activities:
Purchase of fixed assets	(290,780)		(290,780)
Net cash flows from investing activities	(290,780)	-	(290,780)
Cash flows from financing activities:
Proceeds from sale of common stock	641,981	21,600	666,582
Stock subscription	(264,867)
Advances/(payments) from shareholder	513,030	3,500	518,590
Net cash flows from financing activities	890,144	25,100	1,185,172
Net cash flows	(232,285)	(2,751)	10,907
Cash and equivalents, beginning of period	243,192	3,100	-
Cash and equivalents, end of period	$ 10,907	$ 349	$ 10,907

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2012 amounts have been made to conform to current presentations.

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

Note 2 - Uncertainty, going concern:

At February 28, 2013, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The provision for refundable Federal income tax consists of the following:

	2011	2012
Refundable Federal income tax attributable to:
Current operations	$ (136)	$ (15,788)
Less, Nondeductible expenses	0	0
Less, Change in valuation allowance	136	15,788
Net refundable amount	0	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 136	$ 15,924
Less Valuation allowance	(136)	(15,924)
Net deferred tax asset	0	0

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

The Company authorized but has not issued 2,500,000 shares of stock for the purchase of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.).  These shares are recorded as a stock subscription until issued.  The value of these shares is the net asset value of Aslanay Mining Trade and Ind. Limited Co at July 31, 2012 in the amount of $377,115.  On December 5, 2012, the Company issued these shares.

Note 5 – Related Party Transactions:

During 2011, a majority shareholder of the Company loaned the Company an amount equal to $500.  The loan carries no stated interest and due on demand.

During 2012, a majority shareholder of the Company loaned the Company an amount equal to $5,060.  The loan carries no stated interest and due on demand.

On May 2012, a payment of $5,000 was applied to this account.  The balance at August 31, 2012 was $560.

During the period September 1, 2012 through November 30, 2012, a majority shareholder of the Company loaned the Company $351,020.  The loan carries no stated interest and is due on demand.

During the period December 1, 2012 to February 28, 2013, a majority shareholder of the Company loaned the Company $167,570.  The loan carries no stated interest and is due on demand.

The balance of these related party transactions on February 28, 2013 was $ 518,590.

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

Following is the proforma balance sheet and income statement as of the acquisition date, July 31, 2012:

	Rainbow	Aslanay	Elim	Consol
ASSETS
Current assets
Cash	$ 203,102	$ 128,585	$ -	$ 331,687
Intercompany	30,000		(30,000)	-
Other current assets		6,651		6,651

Total current assets	233,102	135,236	(30,000)	338,338

Investment in subsidiary	377,115		(377,115)	-

Property and equipment		276,740		276,740

Total assets	$ 610,217	$ 411,976	$(407,115)	$ 615,078

LIABILITIES AND EQUITY

Current liability
Intercompany	$ -	$ 30,000	$ (30,000)	$ -
Other	560	4,862		5,422

Total current liability	560	34,862	(30,000)	5,422

Total liabilities	560	34,862	(30,000)	5,422

Stockholders Equity
Common stock/Share capital	3,540	530,495	(530,495)	3,540
Paid in surplus	21,060			21,060
Stock subscription	641,982			641,982
Retained Deficit	(56,925)	(153,380)	153,380	(56,925)

Total stockholders' equity	609,657	377,115	(377,115)	609,657

Total liabilities and equity	$ 610,217	$ 411,976	$(407,115)	$ 615,078

	June through July 31, 2012
	Rainbow	Aslanay	Elim	Consol
Revenue	$ -	$ -	$ -	$ -

Expenses:
Exploration costs	24,046	11,400		35,446
Office		30,531		30,531
Contract labor	20,000	4,044		24,044
Legal and professional	29,809	-		29,809
Other	285	92		377

Total expenses	74,140	46,067	-	120,207

Income/(loss) from operations	(74,140)	(46,067)	-	(120,207)

Other income/(expenses)	-	-	-	-

Income before income taxes	(74,140)	(46,067)	-	(120,207)
Income taxes	-	-	-	-

Net income/(loss)	$ (74,140)	$ (46,067)	$ -	$ (120,207)

Note 8 - Supplemental information – consolidated statements

	February 28, 2013
	Rainbow	Aslanay	Elim	Consol
ASSETS
Current assets
Cash	$ (437)	$ 11,344	$ -	$ 10,907
Intercompany	120,000		(120,000)	-
Other current assets		6,651		6,651

Total current assets	119,563	17,995	(120,000)	17,558

Investment in subsidiary	(332,273)		332,273	-

Property and equipment		234,496		234,496

Total assets	$(212,710)	$ 252,491	$ 212,273	$ 252,054

LIABILITIES AND EQUITY
Current liability
Intercompany	$ -	$ 120,000	$(120,000)	$ -
Other	7,561	16,174		23,735

Total current liability	7,561	136,174	(120,000)	23,735

Loan from shareholder	70,000	448,590		518,590

Total liabilities	77,561	584,764	(120,000)	542,325

Stockholders Equity/(Deficit)
Common stock/Share capital	8,248	530,495	(530,495)	8,248
Paid in surplus	658,334			658,334
Stock subscription	-			-
Retained Deficit	(956,853)	(862,768)	862,768	(956,853)

Total stockholders' equity	(290,271)	(332,273)	332,273	(290,271)

Total liabilities and Deficit	$(212,710)	$ 252,491	$ 212,273	$ 252,054

	Nine Months Ended February 28, 2013
	Rainbow	Aslanay	Elim	Consol
Revenue	$ -	$ -	$ -	$ -

Expenses:
Exploration costs	45,825	384,015		429,840
Office		100,218		100,218
Contract labor	60,000	34,599		94,599
Legal and professional	94,044	52,963		147,007
Depreciation expense		56,284		56,284
Rent		12,306		12,306
Travel		23,964		23,964
Other	760	45,039		45,799

Total expenses	200,629	709,388	-	910,017

Income/(loss) from operations	(200,629)	(709,388)	-	(910,017)

Other income/(expenses)	(709,388)	-	709,388	-

Income before income taxes	(910,017)	(709,388)	709,388	(910,017)
Income taxes	-	-	-	-
Net income/(loss)	$(910,017)	$(709,388)	$ 709,388	$ (910,017)

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

Capital and Source of Liquidity.

For the nine months ended February 28, 2013, we purchased fixed assets of $290,780, resulting in net cash used by investing activities of $290,780 for the period.  For the nine months ended February 29, 2012, we did not pursue any investing activities.

For the nine months ended February 28, 2013, we received $641,981 as proceeds from the sale of common stock.  We spent $264,867 on stock subscriptions, and received advances from a shareholder of $513,030.  As a result, we had net cash flows from financing activities of $890,144 for the nine months ended February 28, 2013.

For the nine months ended February 29, 2012, we received $21,600 as proceeds from the sale of common stock and $3,500 as advances from a shareholder.  As a result, we had net cash flows from financing activities of $25,100 for the nine months ended February 29, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

We have not yet earned any revenues.

For the three months ended February 28, 2013, we had exploration costs of $51,273, legal and professional fees of $25,624, and gained $7,754 on office costs.  We spent $40,776 on contract labor, and $28,376 on depreciation.  We spent $7,813 on rent, $4,025 on travel, and $34,112 on other general and administrative expenses.  As a result, we had a net loss of $184,245 for the three months ended February 28, 2013.

Comparatively, for the three months ended February 29, 2012, we had other general and administrative expenses of $19,220, resulting in net loss of $19,220 for the period.

Our operations were minimal during the three months ended February 29, 2012.  Our operating costs have dramatically increased due to the costs of exploration and of operating the business.

For the nine months ended February 28, 2013, we had exploration costs of $429,840, legal and professional fees of $147,007, and spent $100,218 on office costs.  We spent $94,599 on contract labor, and $56,284 on depreciation.  We spent $12,306 on rent, $23,964 on travel, and $45,800 on other general and administrative expenses.  As a result, we had a net loss of $910,018 for the nine months ended February 28, 2013.

Comparatively, for the nine months ended February 29, 2012, we had other general and administrative expenses of $22,570, resulting in net loss of $22,570 for the period.

Our operations were minimal during the nine months ended February 29, 2012.  Our operating costs have dramatically increased as a result of increased exploration costs and the costs of operating the business.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At February 28, 2013, we believe the remaining carrying values of these assets are recoverable.

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

Item 4.  Controls and Procedures

During the period ended February 28, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of February 28, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

RAINBOW INTERNATIONAL, CORP.
Dated: April 22, 2013	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer