Form 10-Q
period 2013-08-31
RAINBOW INTERNATIONAL, CORP.
filed 2013-10-21
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended August 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, October 21, 2013:   Common Stock  -  273,475,200

Rainbow International Corp

FORM 10-Q

For the quarterly period ended August 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Balance Sheet

August 31, 2013 and May 31, 2013

	August 31,	May 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ -	$ -
Cash held in trust	14,172	3,200

Total current assets	14,172	3,200

Property and equipment, net	-	-

Other Assets
Other assets	30,000	30,000
Total Other Assets	30,000	30,000
Total assets	$ 44,172	$ 33,200

LIABILITIES
Current liabilities:
Accounts payable	$ 15,000	$ 33,968
Notes payable	74,965	-
Total current liabilities	89,965	33,968
Total liabilities	89,965	33,968

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 700,000,000 authorized,
273,475,200 shares issued and outstanding	273,475	273,475
Capital in excess of par value	16,464	16,464
Deficit accumulated during the development stage	(335,732)	(290,707)
Total stockholders' equity	(45,793)	(768)
Total liabilities and stockholders' deficit	$ 44,172	$ 33,200

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

For the three months ended August 31, 2013 and 2012

			Cumulative,
			Inception,
	Three months	Three months	April 22,
	ended	ended	2011 Through
	August 31,	August 31,	August 31,
	2013	2012	2013

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs	15,120	24,046	60,945
Legal and professional fees	25,730	44,809	202,497
Contract labor	-	30,000	65,000
Travel	4,045	-	5,845
Other general and administrative	130	453	1,445
Total operating expenses	45,025	99,308	335,732
(Loss) from operations	(45,025)	(99,308)	(335,732)

Other income (expense):
Interest Income
Interest (expense)
(Loss) before taxes	(45,025)	(99,308)	(335,732)

Provision (credit) for taxes on income	-		-
Net (loss)	$ (45,025)	$ (99,308)	$ (335,732)

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	273,475,200	1,400,000,000

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNTIONAL CORP.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

For the three months ended August 31, 2013 and 2012

			Cumulative,
			Inception,
	Three months	Three months	April 22,
	Ended	Ended	2011 Through
	August 31,	August 31,	August 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$ (45,025)	$ (99,308)	$ (335,732)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation
Change in current assets and liabilities:
Other assets			-
Accounts payable and accrued expenses	(18,968)	78	15,000
Net cash flows from operating activities	(63,993)	(99,230)	(320,732)

Cash flows from investing activities:
Purchase of fixed assets	-		-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	289,939
Proceeds from notes payable	74,965	-	74,965
Advances/(payments) to/from shareholder	-	(100,000)	(30,000)
Net cash flows from financing activities	74,965	(100,000)	334,904
Net cash flows	10,972	(199,230)	14,172

Cash and equivalents, beginning of period	3,200	243,114	-
Cash and equivalents, end of period	$ 14,172	$ 43,884	$ 14,172

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of August 31, 2013.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2013 and May 31, 2013.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

Mineral Property Acquisition and Exploration Costs - The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium carbonate and additional strategic minerals. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of August 31, 2013 and May 31, 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

Income Taxes - The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive..

Stock Based Compensation - The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Exploration Stage Enterprise - The Company’s financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Recently Issued Accounting Pronouncements - As of and for the periods ended August 31, 2013 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At August 31, 2013, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The provision for refundable Federal income tax consists of the following:

	2013	2012
Refundable Federal income tax attributable to:
Current operations	$(82,916)	$(15,788)
Less, Nondeductible expenses	0	0
Less, Change in valuation allowance	82,916	15,778
Net refundable amount	0	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$98,840	$15,924
Less, Valuation allowance	(98,840)	(15,924)
Net deferred tax asset	0	0

At May 31, 2013, an unused net operating loss carryover approximating $290,707 is available to offset future taxable income; it expires beginning in 2031.

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

On June 26, 2013, the Company received and cancelled 7,563,820 as part of the terminated merger with Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise

On July 9, 2013, the Company enacted a 400:1 forward stock split.  This resulted in the shares outstanding to increase from 683,688 to 273,475,200.

Note 5 – Notes Payable:

On August 20, 2013, the Company received $74,965 as a note payable.  The loan carries no stated interest and due on demand.

Note 6 – Related Party Transactions:

During 2011, a Director of the Company loaned the Company an amount equal to $500.  The loan carries no stated interest and due on demand.

During 2012, a Director of the Company loaned the Company an amount equal to $5,060.  The loan carries no stated interest and due on demand.

On May 2012, a payment of $5,000 was applied to this account.  The balance at August 31, 2012 was $560.  This amount was fully paid by May 31, 2013.

During the period ending May 31, 2013, the Company loaned to a related party $30,000.  This receivable carries no stated interest and due on demand.

Note 7 – Change in Control:

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

Note 8 – Business Combination:

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

On May 31, 2013, the Company terminated this business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Trends and Uncertainties.

The demand for the registrant's products is dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from our mining operations in the future, our business operations may be adversely affected by competitors and prolonged recessionary periods.

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

On June 26, 2013, the registrant cancelled 7,563,820 common shares as a part of the terminated merger with Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi (translated – Aslanay Mining Trand and Ind. Limited Co.), a Turkish enterprise.

On July 9, 2013, the registrant enacted a 400 for 1 forward stock split.  As a result, the shares outstanding increased from 683,688 to 273,475,200.

Capital and Source of Liquidity.

For the three months ended August 31, 2013 and 2012, we did not pursue any investing activities.

For the three months ended August 31, 2013, we received $74,965 from proceeds from notes payable.  As a result, we had net cash flows from financing activities of $74,965 for the three months ended August 31, 2013.

For the three months ended August 31, 2012, we paid $100,000 to shareholders, resulting in net cash used in financing activities of $100,000 for the three months ended August 31, 2012.

Our long-term liquidity is dependent on the continuation of operations, and the receipt of revenues.

Results of Operations.

We have not yet earned any revenues.

For the three months ended August 31, 2013, we paid exploration costs of $15,120 and legal and professional fees of $25,730.  We also paid travel expenses of $4,045 and other general and administrative expenses of $130.  As a result, we had a loss from operations of $45,025 for the three months ended August 31, 2013.

Comparatively, for the three months ended August 31, 2012, we paid exploration costs of $24,046 and legal and professional fees of $44,809.  We paid contract labor expenses of $30,000 and other general and administrative expenses of $453.  As a result, we had a loss from operations of $99,308 for the three months ended August 31, 2012.

Our operations were minimal during the three months ended August 31, 2013 and 2012.  The 54.7% decrease in operating loss was primarily a result of decreased contract labor costs and exploration costs.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At August 31, 2013, we believe the remaining carrying values of these assets are recoverable.

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

Item 4.  Controls and Procedures

During the period ended August 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of August 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

RAINBOW INTERNATIONAL, CORP.
Dated: October 21, 2013	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer