Form 10-K
period 2013-05-31
RAINBOW INTERNATIONAL, CORP.
filed 2013-10-30
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 30, 2013 was 273,475,200 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Rainbow International Corp.

Form 10-K

For the Fiscal Year Ended May 31, 2013

PART I

ITEM 1.   BUSINESS

General.   We were incorporated in the State of Nevada on April 22, 2011.  On June 28, 2013, we amended on Articles of Incorporation to increase our authorized common shares to 700,000,000 common shares, par value $0.001 and to authorize 50,000,000 preferred shares, par value $0.001.  Additionally, on July 9, 2013, we effectuated a 400 for 1 forward stock split.

Operations.  We are a mineral exploration company. We intend to pursue an exploration program to continue the exploration and development of the mineral claims described below with a view to establish sufficient mineral-bearing reserves.

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

Quarter Ended	High Bid	Low Bid
2/28/12	0.00	0.00
5/31/12	0.00	0.00
8/31/12	0.00	0.00
11/30/12	0.00	0.00
2/28/13	0.00	0.00
5/31/13	0.00	0.00

b)  Holders.  At October 30, 2013, there were approximately 14 shareholders of the registrant.

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

None

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  Demand for the Company's products are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities will be the receipt of revenues from our mining operations in the future, our business operations may be adversely affected by competitors and prolonged recessionary periods.

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

Capital and Source of Liquidity.

For the years ended May 31, 2013 and 2012, we did not pursue any investing activities.

For the year ended May 31, 2013, we received $264,779 from the sale of common stock.  We spent $264,867 on stock subscription, and $30,000 on a payment to shareholders.  As a result, we had net cash flows from financing activities of $(30,088) for the year ended May 31, 2013.

For the year ended May 31, 2012, we received $21,600 from the sale of common stock.  We received $264,867 from stock subscriptions and $5,060 from advances from shareholders.  As a result, we had net cash flows from financing activities of $291,527 for the year ended May 31, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations

For the period from April 22, 2011 (Inception) through May 31, 2013, we did not receive any revenues.

For the year ended May 31, 2013, we paid exploration costs of $45,825 and legal and professional fees of $132,222.  We also paid contract labor expenses of $65,000 and other general and administrative expenses of $825.  As a result, we had a net loss of $243,872 for the year ended May 31, 2013.

Comparatively, for the year ended May 31, 2012, we paid legal and professional fees of $44,545.  We paid travel expenses of $1,800 and other general and administrative expenses of $90.  As a result, we had a net loss of $46,435 for the year ended May 31, 2012.

The $197,437 increase in net loss is primarily a result of increased operations for the year ended May 31, 2013.  Under our business plan, we have been seeking out mining properties to begin exploiting.  Exploration costs, labor costs, and legal and professional fees have all greatly increased as a result of our increased operations, resulting in a 525.2% increase in our net loss for the year ended May 31, 2013 compared to the year ended May 31, 2012.

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

Prepaid Expenses

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At May 31, 2013, we believe the remaining carrying values of these assets are recoverable.

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rainbow International Corp.

We have audited the accompanying balance sheets of Rainbow International Corp. (A Development Stage Company) as of May 31, 2013 and May 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended, and the period April 22, 2011 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow International Corp. (A Development Stage Company) as of May 31, 2013 and May 31, 2012 and the results of its operations and cash flows for the periods then ended and the period April 22, 2011 (inception) to May 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has experienced losses to date. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

September 11, 2013

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Balance Sheet

	May 31,	May 31,
	2013	2012
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$ -	$ 78
Cash held in trust	3,200	243,114

Total current assets	3,200	243,192

Property and equipment, net	-	-

Other Assets
Other assets	30,000	5,000
Total Other Assets	30,000	5,000
Total assets	$ 33,200	$ 248,192

LIABILITIES
Current liabilities:
Accounts payable	$ 33,968	$ -
Advances from shareholder	-	5,560
Total current liabilities	33,968	5,560

Total liabilities	33,968	5,560

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized,
8,247,508 and 3,500,000 shares issued and outstanding	8,248	3,540
Capital in excess of par value	281,691	21,060
Stock subscription	-	264,867
Deficit accumulated during the development stage	(290,707)	(46,835)
Total stockholders' equity	(768)	242,632
Total liabilities and stockholders' deficit	$ 33,200	$ 248,192

See accompanying notes to the financial statements

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Statements of Operations

Audited

			Cumulative,
			Inception,
			April 22,
	Year ended	Year ended	2011 Through
	May 31,	May 31,	May 31,
	2013	2012	2013

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and administrative expenses:
Exploration costs	45,825	-	45,825
Legal and professional fees	132,222	44,545	176,767
Contract labor	65,000	-	65,000
Travel	-	1,800	1,800
Other general and administrative	825	90	1,315
Total operating expenses	243,872	46,435	290,707
(Loss) from operations	(243,872)	(46,435)	(290,707)

Other income (expense):
Interest Income
Interest (expense)
(Loss) before taxes	(243,872)	(46,435)	(290,707)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(243,872)	$ (46,435)	$ (290,707)

Basic earnings (loss) per common share	$ (0.04)	$ (0.01)

Weighted average number of shares outstanding	5,873,754	3,168,000

See accompanying notes to financial statements

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity

					Deficit
					Accumulated
			Capital in		During the
	Common Stock		Excess of	Stock	Development
	Shares	Amount	Par Value	Subscription	Stage	Total

Inception, April 22, 2011 (Audited):

Shares Issued	3,000,000	$3,000	$ -			$ 3,000

Net (loss)					(400)	(400)

Balances, May 31, 2011	3,000,000	3,000	-		(400)	2,600

Year Ended May 31, 2012 (Audited)
Shares Issued	2,747,508	540	21,060			21,600
Stock Subscribed				264,867		264,867
Net (loss)					(46,435)	(46,435)

Balances, May 31, 2012 (Audited)	5,747,508	$3,540	$ 21,060	$ 264,867	$ (46,835)	$ 242,632

Shares Issued	2,500,000	4,708	260,631	(264,867)		472
Net (loss)					(243,872)	(243,872)

Balances, May 31, 2013 (Audited)	8,247,508	$8,248	$281,691	$ -	$(290,707)	$ (768)

See accompanying notes to financial statements

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Statements of Cash Flows

Audited

			Cumulative,
			Inception,
			April 22,
	Year ended	Year ended	2011 Through
	May 31,	May 31,	May 31,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(243,872)	$(46,435)	$(290,707)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation
Change in current assets and liabilities:
Other assets		(5,000)	-
Accounts payable and accrued expenses	33,968		33,968
Net cash flows from operating activities	(209,904)	(51,435)	(256,739)

Cash flows from investing activities:
Purchase of fixed assets	-		-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	264,779	21,600	289,939
Stock subscription	(264,867)	264,867
Advances/(payments) to/from shareholder	(30,000)	5,060	(30,000)
Net cash flows from financing activities	(30,088)	291,527	259,939
Net cash flows	(239,992)	240,092	3,200

Cash and equivalents, beginning of period	243,192	3,100	-
Cash and equivalents, end of period	$ 3,200	$243,192	$ 3,200

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements

RAINBOW INTERNATIONAL CORP AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2013

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of May 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2013 and May 31, 2012.

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

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of May 31, 2013 and May 31, 2012, there have been no asset retirement obligations recorded.

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

Recently Issued Accounting Pronouncements - As of and for the periods ended May 31, 2013 and May 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At May 31, 2013, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The Company authorized but has not issued 2,500,000 shares of stock for the purchase of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.).  These shares are recorded as a stock subscription until issued.  The value of these shares is the net asset value of Aslanay Mining Trade and Ind. Limited Co at July 31, 2012 in the amount of $377,115.  On December 5, 2012, the Company issued these shares. Effective May 31, 2013, these shares were cancelled and the merger was terminated.

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

Note 6 – Change in Control:

On March 26, 2012, a change of control of the registrant was made when Emine Ozer acquired 2,856,312 common shares from selling shareholders which represented 80.69% of the issued and outstanding common shares. Effective May 31, 2013, these shares were cancelled and the merger was terminated.

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

Note 7 – Business Combination:

On July 31, 2012, the Company acquired all of the member interests of Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise, from Aslan Ozer, its sole member, for 2,500,000 common shares of the Company. The purchase is being accounted for as an acquisition as required by ACS 805.  The purchase is being reported and operating as a wholly owned subsidiary of the parent company. Effective May 31, 2013, these shares were cancelled and the merger was terminated.

Note 8 – Subsequent Events:

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

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our chief executive officers and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2013.  We do not have sufficient control over our accounting functions, due to our nature as a foreign company.  As a result of our nature, it may not always be possible to complete the accounting audits from both our Turkish and our American auditors in an appropriate amount of time to complete our required filings.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures to be not effective as of May 31, 2013 to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of May 31, 2013 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended May 31, 2013, due to coordination difficulties between our auditors in Turkey and our auditors in the United States, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We are working with both of our auditors to ensure that we receive all necessary financial information for our filings with the Securities and Exchange Commission in a timely fashion.  Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective, we cannot assure you that these steps will be sufficient.  We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended May 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

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

Mr. Perks is a full time employee of the registrant.

The executive officers and directors are:

Name	Position	Term(s) of Office
Donald Perks, age 61	President, Director	April 1, 2012 to present
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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers and directors for the years ended May 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Donald Perks	2013	65,000	-	-	-	65,000
CEO, CFO	2012	-	-	-	-	-
Vladimir Bibik (1)	2013	-	-	-	-	-
CEO, CFO	2012	-	-	-	-	-

Vladimir Bibik resigned effective April 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding stock options to our sole executive officer:

Option Awards

Outstanding Equity Awards at May 31, 2013

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

Shareholdings at October 30, 2013

Name and Address of Beneficial Owner	Number & Class of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class

Donald Perks

 57,475,200 (1)

21.02%

Besiktas Emiran CAD.

Naki Cendere Apt. No. 88/4

Istanbul, Turkey

All directors and executive officers

as a group (1 person)

 57,475,200 (1)

21.02%

Aslan Ozer(2)

 80,000,000

29.25%

Bayildim Sok. NR:2 Swiss Hotel Living

Bolumu

Macka/Istanbul, Turkey

Lucia Ozer(2)

 112,000,000

40.95%

Bayildim Sok. NR:2 Swiss Hotel Living

Bolumu

Macka/Istanbul, Turkey

(1)

Mr. Perks is the sole executive officer and director of the registrant.

(2)

Aslan Ozer and Lucia Ozer are husband and wife.

The percentages above are based upon 273,475,200 outstanding shares as of October 30, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Retirement of shares.  On June 26, 2013, Emine Ozer, the then majority shareholder, agreed to the cancelation of all of the common shares (2,856,312) held by her.

Additionally, on June 26, 2013, Aslan Ozer, current majority shareholder, agreed to the cancelation of 2,856,312 common shares held by him.

Director Independence.  The registrant’s board of directors consists of Donald Perks.  Mr. Perks is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Other than the above, during the year ended May 31, 2013, there were no transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $13,000 to Thomas J. Harris CPA during 2013 and $6,250 during 2012 for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees.  We did not incur any aggregate tax fees and expenses from Thomas J. Harris, CPA for the years ended May 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Thomas J. Harris CPA during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended May 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, May 31, 2013 and 2012.

Statements of Operations for the years ended May 31, 2013 and 2012.

Statements of Stockholders’ Equity (Deficit) for the years ended May 31, 2013 and 2012.

Statements of Cash Flows for the years ended May 31, 2013 and 2012.

Notes to the Financial Statements.

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	July 5, 2011
3.2	Bylaws of the Registrant	Form S-1	July 5, 2011
10.1	Supply Agreement	Form S-1	July 5, 2011
10.2	Form of Subscription	Form S-1	August 9, 2011
10.3	Stock Purchase Agreement	Form 8-K	August 8, 2012
99.1	May 30, 2012 Turkish financial statements	Form 8-K	August 8, 2012
99.2	Aslanay mining licenses	Form 8-K	August 8, 2012
99.3	Technical Report on the Havadan Exploration Project	Form 8-K	March 7, 2013
99.4	Technical Report on the Gumushane Exploration Project	Form 8-K	March 7, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainbow International Corp.

/s/ Donald Perks

By: Donald Perks

President

Date:  October 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald Perks	CEO/CFO	October 30, 2013
Controller/ Director