Form 10-Q
period 2013-11-30
RAINBOW INTERNATIONAL, CORP.
filed 2014-01-21
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended November 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, January 21, 2014:   Common Stock  -  273,475,200

Rainbow International Corp

FORM 10-Q

For the quarterly period ended November 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Balance Sheet

November 30, 2013 and May 31, 2013

	November 30,	May 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ -	$ -
Cash held in trust	143	3,200

Total current assets	143	3,200

Property and equipment, net	-	-

Other Assets
Due From Related Party	30,000	30,000
Total Other Assets	30,000	30,000
Total assets	$ 30,143	$ 33,200

LIABILITIES
Current liabilities:
Accounts payable	$ 3,000	$ 33,968
Due To Shareholder	74,965	-
Total current liabilities	77,965	33,968

Total liabilities	77,965	33,968

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 700,000,000 authorized,
273,475,200 shares issued and outstanding	273,475	273,475
Capital in excess of par value	16,464	16,464
Deficit accumulated during the development stage	(337,761)	(290,707)
Total stockholders' equity	(47,822)	(768)
Total liabilities and stockholders' deficit	$ 30,143	$ 33,200

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

For the three and six months ended November 30, 2013 and 2012

					Cumulative,
					Inception,
	Three months	Three months	Six months	Six months	April 22,
	ended	ended	ended	ended	2011 Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012	2013
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

General and administrative expenses:
Exploration costs	-	10,000	15,120	34,046	60,945
Legal and professional fees	2,004	30,518	27,734	75,327	204,501
Contract labor	-	10,000	-	40,000	65,000
Travel	-	-	-	-	5,845
Other general and administrative	25	132	4,200	585	1,470
Total operating expenses	2,029	50,650	47,054	149,958	337,761
(Loss) from operations	(2,029)	(50,650)	(47,054)	(149,958)	(337,761)

Other income (expense):
Interest Income
Interest (expense)
(Loss) before taxes	(2,029)	(50,650)	(47,054)	(149,958)	(337,761)

Provision (credit) for taxes on income	-				-
Net (loss)	$ (2,029)	$ (50,650)	$ (47,054)	$(149,958)	$ (337,761)

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	273,475,200	3,299,003,200	273,475,200	3,299,003,200

The accompanying notes are an integral part of the consolidated financial statements.

RAINBOW INTERNTIONAL CORP.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

For the six months ended November 30, 2013 and 2012

			Cumulative,
			Inception,
	Six months	Six months	April 22,
	Ended	Ended	2011 Through
	November 30,	November 30,	November 30,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$ (47,054)	$ (149,958)	$ (337,761)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation
Change in current assets and liabilities:
Other assets			-
Accounts payable and accrued expenses	(30,968)	7,000	3,000
Net cash flows from operating activities	(78,022)	(142,958)	(334,761)

Cash flows from investing activities:
Purchase of fixed assets	-	-	-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	289,939
Proceeds from notes payable	74,965	-	74,965
Advances/(payments) to/from shareholder	-	(100,000)	(30,000)
Net cash flows from financing activities	74,965	(100,000)	334,904
Net cash flows	(3,057)	(242,958)	143

Cash and equivalents, beginning of period	3,200	243,114	-
Cash and equivalents, end of period	$ 143	$ 156	$ 143

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of November 30, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2013 and May 31, 2013.

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

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of November 30, 2013 and May 31, 2013, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 3013 and May 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recently Issued Accounting Pronouncements - As of and for the periods ended November 30, 2013 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At November 30, 2013, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

Note 5 – Shareholder Payable:

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

Note 8 – Terminated Business Combination:

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

Note 9 – Subsequent Events:

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between November 30, 2013 and January 14, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Capital and Source of Liquidity.

For the six months ended November 30, 2013 and 2012, we did not pursue any investing activities.

For the six months ended November 30, 2013, we received $74,965 from proceeds from notes payable.  As a result, we had net cash flows from financing activities of $74,965 for the six months ended November 30, 2013.

For the six months ended November 30, 2012, we paid $100,000 to shareholders, resulting in net cash used in financing activities of $100,000 for the six months ended November 30, 2012.

Our long-term liquidity is dependent on the continuation of operations, and the receipt of revenues.

Results of Operations.

We have not yet earned any revenues.

For the three months ended November 30, 2013, we paid legal and professional fees of $2,004 and other general and administrative expenses of $25.  As a result, we had a net loss of $2,029 for the three months ended November 30, 2013.

Comparatively, for the three months ended November 30, 2012, we paid exploration costs of $10,000 and legal and professional fees of $30,518.  We paid contract labor costs of $10,000 and other general and administrative expenses of $132.  As a result, we had a net loss of $50,650 for the three months ended November 30, 2012.

Our operations were minimal during the three months ended November 30, 2013 compared to the three months ended November 30, 2012, which resulted in the 96% decrease in operating loss between the two periods.

For the six months ended November 30, 2013, we paid exploration costs of $15,120.  We paid legal and professional fees of $27,734 and other administrative expenses of $4,200.  As a result we had a net loss of $47,054 for the six months ended November 30, 2013.

Comparatively, for the six months ended November 30, 2012, we paid exploration costs of $34,046 and legal and professional fees of $75,327.  We paid contract labor costs of $40,000 and other general and administrative expenses of $585.  As a result, we had a net loss of $149,958 for the six months ended November 30, 2012.

We had greatly reduced operations during the six months ended November 30, 2013 compared to the six months ended November 30, 2012.  We did not pay for any labor costs during the six months ended November 30, 2013, and paid far less in exploration costs and legal and professional fees due to highly reduced operations.  As a result, we had a 68.6% decrease in net loss for the six months ended November 30, 2013 compared to the six months ended November 30, 2012.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.  At November 30, 2013, we believe the remaining carrying values of these assets are recoverable.

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

Item 4.  Controls and Procedures

During the period ended November 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of November 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

RAINBOW INTERNATIONAL, CORP.
Dated: January 21, 2014	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer