Form 10-Q
period 2014-02-28
RAINBOW INTERNATIONAL, CORP.
filed 2014-04-17
CIK 1522538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended February 28, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, April 17, 2014:   Common Stock  -  273,475,200

Rainbow International Corp

FORM 10-Q

For the quarterly period ended February 28, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Balance Sheet

	February 28,	May 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ -	$ -
Cash held in trust	47	3,200

Total current assets	47	3,200

Property and equipment, net	-	-

Other Assets
Other assets	30,000	30,000
Total Other Assets	30,000	30,000
Total assets	$ 30,047	$ 33,200

LIABILITIES
Current liabilities:
Accounts payable	$ 7,250	$ 33,968
Due to Shareholder	74,965	-
Total current liabilities	82,215	33,968
Total liabilities	82,215	33,968

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 700,000,000 authorized,
273,475,200 shares issued and outstanding	273,475	273,475
Capital in excess of par value	16,464	16,464
Deficit accumulated during the development stage	(342,107)	(290,707)
Total stockholders' equity	(52,168)	(768)
Total liabilities and stockholders' deficit	$ 3,047	$ 33,200

The accompanying notes are an integral part of these statements.

RAINBOW INTERNATIONAL CORP.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

For the three and nine months ended February, 2014 and 2013

					Cumulative,
					Inception,
	Three months	Three months	Nine months	Nine months	April 22,
	ended	ended	ended	ended	2011 Through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

General and administrative expenses:
Exploration costs	-	11,779	15,120	45,825	60,945
Legal and professional fees	4,250	18,717	31,984	94,044	208,751
Contract labor	-	20,000	-	60,000	65,000
Travel	-	-	-	-	5,845
Other general and administrative	96	175	4,296	760	1,566
Total operating expenses	4,346	50,671	51,400	200,629	342,107
(Loss) from operations	(4,346)	(50,671)	(51,400)	(200,629)	(342,107)

Other income (expense):
Interest Income
Interest (expense)
(Loss) before taxes	(4,346)	(50,671)	(51,400)	(200,629)	(342,107)

Provision (credit) for taxes on income	-				-
Net (loss)	$ (4,346)	$ (50,671)	$ (51,400)	$(200,629)	$ (342,107)

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	273,475,200	2,349,501,600	2,349,501,600	3,299,003,200

The accompanying notes are an integral part of these statements.

RAINBOW INTERNTIONAL CORP.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative,
			Inception,
	Nine months	Nine months	April 22,
	Ended	Ended	2011 Through
	February 28,	February 28,	February 28,
	2014	2013	2014
Cash flows from operating activities:
Net (loss)	$ (51,400)	$ (200,629)	$ (342,107)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation
Change in current assets and liabilities:
Other assets			-
Accounts payable and accrued expenses	(26,718)	7,078	7,250
Net cash flows from operating activities	(78,118)	(193,551)	(334,857)

Cash flows from investing activities:
Purchase of fixed assets	-		-
Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Cash in excess of deposits		437
Proceeds from sale of common stock	-	-	289,939
Proceeds from notes payable	74,965	-	74,965
Advances/(payments) to/from shareholder	-	(50,000)	(30,000)
Net cash flows from financing activities	74,965	(49,563)	334,904
Net cash flows	(3,153)	(243,114)	47

Cash and equivalents, beginning of period	3,200	243,114	-
Cash and equivalents, end of period	$ 47	$ -	$ 47

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of February 28, 2014.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2014 and May 31, 2013.

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

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

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

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of February 28, 2014 and May 31, 2013, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2014 and May 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

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

Recently Issued Accounting Pronouncements - As of and for the periods ended February 28, 2014 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

At February 28, 2014, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

The provision for refundable Federal income tax consists of the following:

2013

2012

Refundable Federal income tax attributable to:

Current operations

        $(82,916)

$(15,788)

Less, Nondeductible expenses

-0-

        -0-

   -Less, Change in valuation allowance

           82,916

    15,778

Net refundable amount

              -

              -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2013

2012

Deferred tax asset attributable to:

Net operating loss carryover

$ 98,840

   $15,924

Less, Valuation allowance

 (98,840)

    (15,924)

 Net deferred tax asset

     -

-

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

On June 26, 2013, the Company received and cancelled 7,563,820 as part of the terminated merger with Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi, (translated -Aslanay Mining Trade and Ind. Limited Co.) a Turkish enterprise.

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

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

RAINBOW INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

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

Note 9 – Subsequent Events:

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between February 28, 2014 and April 10, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The registrant undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Liquidity and Capital Resources

At February 28, 2014, the registrant had a cash balance of $47, which represents a $3,153 increase from the $3,200 balance at May 31, 2013.  This decrease was the result of the payment of legal and accounting expenses required to satisfy the requirements of a reporting company.

During the nine months ended February 28, 2014 and 2013, there were no investing activities.

For the nine months ended February 28, 2014, the registrant received proceeds from note payable of $74,965 resulting in net cash flows from financing activities of $74,965.

For the nine months ended February 28, 2013, the registrant had cash in excess of deposits of $437 and payments to shareholder of $50,000.  As result, the registrant had net cash flows from financing activities of $(49,453) for the nine months ended February 28, 2013

The focus of the registrant’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the registrant.  The registrant has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  The registrant does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued.  The registrant presently owns no real property and at this time has no intention of acquiring any such property. The registrant’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming the registrant will continue as a going concern.  As shown in the accompanying financial statements, the registrant has incurred losses of $51,400 and $200,629 for the nine months ended February 28, 2014 and 2013, respectively, and a working capital deficiency that raises substantial doubt about the registrant’s ability to continue as a going concern.

Management believes the registrant will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the registrant, but cannot assure that such financing will be available on acceptable terms. The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated September 11, 2013.  Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the registrant’s operating results.

On June 26, 2013, the registrant cancelled 7,563,820 common shares as a part of the terminated merger with Aslanay Madencilik Sanayi Ve Ticaret Limited Sirketi (translated – Aslanay Mining Trand and Ind. Limited Co.), a Turkish enterprise.

On July 9, 2013, the registrant enacted a 400 for 1 forward stock split.  As a result, the shares outstanding increased from 683,688 to 273,475,200.

Our long-term liquidity is dependent on the commencement of operations, and the receipt of revenues.

Results of Operations.

We have not yet earned any revenues.

For the three months ended February 28, 2014, we paid legal and professional fees of $4,250 and other general and administrative expenses of $96.  As a result, we had a loss from operations of $4,346 for the three months ended February 28, 2014.

Comparatively, for the three months ended February 28, 2013, we paid exploration costs of $11,779 and legal and professional fees of $18,717.  We paid contract labor expenses of $20,000 and other general and administrative expenses of $175.  As a result, we had a loss from operations of $50,671 for the three months ended February 28, 2013.

Our operations were minimal during the three months ended February 28, 2014 and 2013.  The substantial decrease in operating loss was primarily a result of decreased operations resulting in decreased legal and administrative expenses, contract labor costs and exploration costs.

For the nine months ended February 28, 2014, we paid exploration costs of $15,120, legal and professional fees of $31,984 and other general and administrative expenses of $4,296.  As a result, we had a loss from operations of $51,400 for the nine months ended February 28, 2014.

Comparatively, for the nine months ended February 28, 2013, we paid exploration costs of $45,825 and legal and professional fees of $94,044.  We paid contract labor expenses of $60,000 and other general and administrative expenses of $760.  As a result, we had a loss from operations of $200,629 for the nine months ended February 28, 2013.

Our operations were minimal during the nine months ended February 28, 2014.  The substantial decrease in operating loss compared to the nine months ended February 28 2013 was primarily a result of decreased operations resulting in decreased legal and administrative expenses, contract labor costs and exploration costs.

Plan of Operation.

The registrant may experience problems, delays, expenses and difficulties, many of which are beyond the registrant’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended May 31, 2013.  There have been no material changes to our critical accounting policies as of and for the nine months ended February 28, 2014.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended February 28, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of February 28, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

RAINBOW INTERNATIONAL, CORP.
Dated: April 17, 2014	By: /s/ Donald Perks
Donald Perks President, Chief Executive Officer and Chief Financial Officer